Form 10-Q
period 2019-09-30
SmileDirectClub, Inc.
filed 2019-11-14
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________
Commission File Number: 001-39037

SMILEDIRECTCLUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4505317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 Union Street		37219
Nashville,	TN
(Address of principal executive offices)		(Zip Code)
(800) 848-7566
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SDC	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2019:
Class A Common stock: 102,807,291
Class B Common Stock: 279,474,505

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	our ability to effectively manage our growth;

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our sales and marketing efforts;

•	our manufacturing capacity and performance and our ability to reduce the per unit production cost of our clear aligners;

•	our ability to obtain regulatory approvals for any new or enhanced products;

•	our estimates regarding revenues, expenses, capital requirements, and needs for additional financing;

•	our ability to effectively market and sell, consumer acceptance of, and competition for our clear aligners in new markets;

•	our relationships with retail partners and insurance carriers;

•	our research, development, commercialization, and other activities and projected expenditures;

•	changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•
our current business model is dependent, in part, on current laws and regulations governing remote healthcare and the practice of dentistry, and changes in those laws, regulations, or interpretations that are inconsistent with our current business model could have a material adverse effect on our business;

•	our relationships with our freight carriers, suppliers, and other vendors;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber-attacks);

•	the adequacy of our risk management framework;

•	our cash needs and ability to raise additional capital, if needed;

•	our intellectual property position;

•	our exposure to claims and legal proceedings; and

•	other factors and assumptions described in this Quarterly Report on Form 10-Q.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2019 and December 31, 2018
(in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash	$547,563	$313,929
Accounts receivable	224,360	113,934
Inventories	14,633	8,781
Prepaid and other current assets	11,987	5,782
Total current assets	798,543	442,426
Accounts receivable, non-current	87,299	60,217
Property, plant and equipment, net	119,130	52,551
Other assets	6,269	—
Total assets	$1,011,241	$555,194
LIABILITIES, TEMPORARY AND PERMANENT EQUITY (DEFICIT)
Accounts payable	$40,561	$25,250
Accrued liabilities	129,434	34,939
Due to related parties	1,128	20,305
Deferred revenue	24,893	19,059
Current portion of related party debt	—	16,054
Current portion of long-term debt	29,737	1,866
Total current liabilities	225,753	117,473
Long-term debt, net of current portion	189,648	137,123
Long-term related party debt	—	1,799
Other long-term liabilities	45,230	602
Total liabilities	460,631	256,997
Commitment and contingencies
Temporary Equity (Note 9)
Preferred Units	—	388,634
Permanent Equity (Deficit)
Class A common stock, par value $0.0001 and 102,807,291 shares issued and outstanding at September 30, 2019 and 0 shares issued and outstanding at December 31, 2018	10	—
Class B common stock, par value $0.0001 and 279,474,505 shares issued and outstanding at September 30, 2019 and 0 shares issued and outstanding at December 31, 2018	28	—
Additional paid-in-capital	441,855	57,677
Accumulated deficit	(88,296)	(148,429)
Noncontrolling interest	197,013	—
Warrants	—	315
Total permanent equity (deficit)	550,610	(90,437)
Total liabilities, temporary and permanent equity (deficit)	$1,011,241	$555,194

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue, net	$168,663	$112,508	$522,529	$278,024
Financing revenue	11,522	7,158	31,185	16,706
Total revenues	180,185	119,666	553,714	294,730
Cost of revenues	39,125	25,837	111,363	67,704
Cost of revenues—related parties	2,310	10,098	13,652	28,608
Total cost of revenues	41,435	35,935	125,015	96,312
Gross profit	138,750	83,731	428,699	198,418
Marketing and selling expenses	131,263	57,210	340,409	143,667
General and administrative expenses	389,828	30,249	486,319	77,550
Loss from operations	(382,341)	(3,728)	(398,029)	(22,799)
Interest expense	4,291	4,352	11,607	9,283
Interest expense—related parties	—	293	75	1,246
Loss on extinguishment of debt	32	—	29,672	—
Other expense	421	6,493	500	15,135
Net loss before provision for income tax expense	(387,085)	(14,866)	(439,883)	(48,463)
Provision for income tax expense	479	85	596	294
Net loss	(387,564)	(14,951)	(440,479)	(48,757)
Net loss attributable to noncontrolling interest	(299,268)	—	(352,183)	—
Net loss attributable to SmileDirectClub, Inc.	$(88,296)	$(14,951)	$(88,296)	$(48,757)

Earnings per share of Class A common stock:
Basic	$(0.89)	N/A	$(0.89)	N/A
Diluted	$(0.89)	N/A	$(0.89)	N/A

Weighted average shares outstanding:
Basic	99,533,877	N/A	99,533,877	N/A
Diluted	379,008,382	N/A	379,008,382	N/A

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
Three Months Ended	Units	Amount	Units	Amount
Balance at June 30, 2018	108,878	$45,710	369	$315	$(107,464)	$(61,439)	$—
Issuance of Preferred Units	—	—	—	—	—	—	298,549
Equity-based compensation	—	5,754	—	—	—	5,754	—
Net loss	—	—	—	—	(14,951)	(14,951)	—
Other	—	88	—	—	—	88	—
Balance at September 30, 2018	108,878	$51,552	369	$315	$(122,415)	$(70,548)	$298,549
Balance at June 30, 2019	88,168	$(24,976)	369	$315	$(201,344)	$(226,005)	$425,395
Net income prior to Reorganization Transactions	—	—	—	—	(51,330)	(51,330)	—
Preferred Unit redemption accretion	—	(21,746)	—	—	—	(21,746)	21,746
Share-based compensation prior to Reorganization Transactions	—	299	—	—	—	299	—
Distribution payable	—	(43,400)	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	89,823	(369)	(315)	252,674	342,182	(447,141)
Balance at September 30, 2019	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity

Three Months Ended	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2018	—	—	—	—	—	—	—	(61,439)
Issuance of Preferred Units	—	—	—	—	—	—	—	298,549
Equity-based compensation	—	—	—	—	—	—	—	5,754
Net loss	—	—	—	—	—	—	—	(14,951)
Other	—	—	—	—	—	—	—	88
Balance at September 30, 2018	—	—	$—	$—	$—	$—	$—	$228,001
Balance at June 30, 2019	—	—	$—	$—	$—	$—	$—	$199,390
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(51,330)
Preferred Unit redemption accretion	—	—	—	—	—	—	—	—
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	—	—	299
Distribution payable	—	—	—	—	—	—	—	(43,400)
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	315	—
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,278,848	—	—	1,278,853
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	(696,489)
Issuance of Class A shares in connection with IBA vesting	5,654,078	—	1		(1)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)		444,636	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	(88,296)	(247,938)	(336,234)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	283,124	—	—	283,124
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(83,603)	—	—	(83,603)
Balance at September 30, 2019	102,807,291	279,474,505	$10	$28	$441,855	$(88,296)	$197,013	$550,610

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
Nine Months Ended	Units	Amount	Units	Amount
Balance at December 31, 2017	109,041	$39,489	369	$315	$(73,658)	$(33,854)	$—
Redemption of member units	(271)	(1,544)	—	—	—	(1,544)	—
Unitholder distribution	—	(19)	—	—	—	(19)	—
Grant of incentive member units	108	—	—	—	—	—	—
Issuance of Preferred Units	—	—	—	—	—	—	298,549
Equity-based compensation	—	13,626	—	—	—	13,626	—
Net loss	—	—	—	—	(48,757)	(48,757)	—
Balance at September 30, 2018	108,878	$51,552	369	$315	$(122,415)	$(70,548)	$298,549
Balance at December 31, 2018	108,878	$57,677	369	$315	$(148,429)	$(90,437)	$388,634
Net income prior to Reorganization Transactions	—	—	—	—	(104,245)	(104,245)
Preferred Unit redemption accretion	—	(58,507)	—	—	—	(58,507)	58,507
Redemptions prior to Reorganization Transactions	(20,710)	(54,154)	—	—	—	(54,154)	—
Share-based compensation prior to Reorganization Transactions	—	8,561	—	—	—	8,561	—
Distribution payable	—	(43,400)	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	89,823	(369)	(315)	252,674	342,182	(447,141)
Balance at September 30, 2019	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
Nine Months Ended	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	—	—	—	—	—	—	—	(33,854)
Redemption of member units	—	—	—	—	—	—	—	(1,544)
Unitholder distribution	—	—	—	—	—	—	—	(19)
Grant of incentive member units	—	—	—	—	—	—	—	—
Issuance of Preferred Units	—	—	—	—	—	—	—	298,549
Equity-based compensation	—	—	—	—	—	—	—	13,626
Net loss	—	—	—	—	—	—	—	(48,757)
Balance at September 30, 2018	—	—	$—	$—	$—	$—	$—	$228,001
Balance at December 31, 2018	—	—	$—	$—	$—	$—	$—	$298,197
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(104,245)
Preferred Unit redemption accretion	—	—	—	—	—	—	—	—
Redemptions prior to Reorganization Transactions	—	—	—	—	—	—	—	(54,154)
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	—	—	8,561
Distribution payable	—	—	—	—	—	—	—	(43,400)
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	315	—
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,278,848	—	—	1,278,853
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	(696,489)
Issuance of Class A shares in connection with IBA vesting	5,654,078	—	1		(1)	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)		444,636	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	(88,296)	(247,938)	(336,234)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	283,124	—	—	283,124
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(83,603)	—	—	(83,603)
Balance at September 30, 2019	102,807,291	279,474,505	$10	$28	$441,855	$(88,296)	$197,013	$550,610

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018
(in thousands)

	Nine months ended September 30,
	2019	2018
Operating Activities
Net loss	$(440,479)	$(48,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,237	4,966
Deferred loan cost amortization	1,496	461
Accrued interest to related parties	—	884
Fair value adjustment of warrant derivative	—	14,500
Equity-based compensation	332,759	13,626
Loss on extinguishment of debt	17,693	—
Other non-cash operating activities	1,783	3,305
Changes in operating assets and liabilities:
Accounts receivable	(137,509)	(97,005)
Inventories	(5,852)	(3,963)
Prepaid and other current assets	(6,205)	(2,233)
Accounts payable	(4,475)	11,935
Accrued liabilities	45,880	9,926
Due to related parties	(19,177)	306
Deferred revenue	5,834	8,869
Net cash used in operating activities	(192,015)	(83,180)
Investing Activities
Purchases of property and equipment—related party	—	(4,722)
Purchases of property, equipment, and intangible assets	(66,355)	(15,231)
Net cash used in investing activities	(66,355)	(19,953)
Financing Activities
IPO proceeds, net of discount and related fees	1,285,759	—
Repurchase of Class A shares and LLC Units	(696,489)	—
Repurchase of Class A shares to cover employee tax withholdings	(81,603)	—
Settlement of canceled awards	(2,000)	—
Issuance of Class A common stock	6	—
Proceeds from sale of Preferred Units, net	—	298,549
Borrowings on long-term debt	176,000	117,375
Payments of issuance costs	(6,127)	(3,174)
Principal payments on long-term debt	(159,047)	—
Principal payments on related party debt	(24,581)	(34,376)
Other	86	—
Net cash provided by financing activities	492,004	378,374
Increase in cash	233,634	275,241
Cash at beginning of period	313,929	4,071
Cash at end of period	$547,563	$279,312

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

Note 1—Organization and Basis of Presentation
Organization
SmileDirectClub, Inc. was formed on April 11, 2019 with no operating assets or operations as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SDC Financial LLC and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “SmileDirectClub,” and similar references refer to SmileDirectClub, Inc. and its consolidated subsidiaries, including SDC Financial LLC and its subsidiaries. “SDC Financial” refers to SDC Financial LLC and “SDC Inc.” refers to SmileDirectClub, Inc. The Company is engaged by its network of doctors to provide a suite of non-clinical administrative support services, including access to and use of its SmileCheck platform, as a dental support organization (“DSO”). For purposes of these Notes to Interim Condensed Consolidated Financial Statements, the Company’s affiliated network of dentists and orthodontists is included in the definition of “we,” “us,” “our,” and the “Company” as it relates to any clinical aspect of the member’s treatment. All of the Company’s manufacturing operations are directly or indirectly conducted by Access Dental Lab, LLC (“Access Dental”), one of its operating subsidiaries.

The Company’s direct-to-consumer model provides customers with a customized clear aligner therapy treatment delivered through its teledentistry platform. The Company integrates the marketing, aligner manufacturing, and fulfillment, and provides a proprietary web-based teledentistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. The Company is headquartered in Nashville, Tennessee and has locations throughout the U.S, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, and Costa Rica.

SDC Inc. is a holding company. Its sole material asset is its equity interest in SDC Financial which, through its direct and indirect subsidiaries, conducts all of the Company’s operations. SDC Financial is a Delaware limited liability company and wholly owns SmileDirectClub, LLC (“SDC LLC”) (a Tennessee limited liability company) and Access Dental (a Tennessee limited liability company). Because SDC Inc. is the managing member of SDC Financial, SDC Inc. indirectly operates and controls all of the business and affairs of SDC Financial and its subsidiaries.

Initial Public Offering

On September 16, 2019, SDC Inc. completed an initial public offering (“IPO”) of 58,537,000 shares of its Class A common stock at a public offering price of $23.00 per share. SDC Inc. received $1,286 million in proceeds, net of underwriting discounts and commissions. SDC Inc. used substantially all of the net proceeds after expenses to purchase newly-issued membership interest units from SDC Financial.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”):

•	the formation of SDC Inc. as a Delaware corporation to function as the ultimate parent of SmileDirectClub and a publicly traded entity;

•
SDC Inc.’s acquisition of the pre-IPO membership interest units in SDC Financial (“Pre-IPO Units”) held by certain pre-IPO investors that are taxable as corporations for U.S. federal income tax purposes (“Blockers”), pursuant to a series of mergers (the “Blocker Mergers”) of the Blockers with wholly owned

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

subsidiaries of SDC Inc., and the issuance by SDC Inc. to the equityholders of the Blockers shares of Class A common stock as consideration in the Blocker Mergers;

•
the amendment and restatement of the SDC Financial’s limited liability company operating agreement (the “SDC Financial LLC Agreement”) to, among other things, modify the capital structure of SDC Financial by replacing the different classes of Pre-IPO Units (including restricted Pre-IPO Units held by certain employees) with a single new class of membership interests of SDC Financial (“LLC Units”);

•
the issuance to each of the pre-IPO investors previously holding Pre-IPO Units (including restricted Pre-IPO Units) of a number of shares of SDC Inc. Class B common stock equal to the number of LLC Units held by it;

•	the issuance to certain employees of cash and shares of Class A common stock pursuant to their Incentive Bonus Agreements (“IBAs”); and

•
the equitable adjustment, pursuant to their terms, of outstanding warrants to purchase Pre-IPO Units held by two service providers into warrants to acquire LLC Units (together with an equal number of shares of SDC Inc.’s Class B common stock).

Following the completion of the Reorganization Transactions and the IPO, SDC Inc. owns 26.9% of SDC Financial. Holders (other than SDC Inc.) of LLC Units following the consummation of the Reorganization Transactions and the IPO (“Continuing LLC Members”) own the remaining 73.1% of SDC Financial.

SDC Inc. is the sole managing member of SDC Financial and, although SDC Inc. has a minority economic interest in SDC Financial, it has the sole voting power in, and controls the management of, SDC Financial. Accordingly, SDC Inc. consolidated the financial results of SDC Financial and reported a noncontrolling interest in its condensed consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges of LLC Units by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement.
Basis of Presentation and Consolidation
The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01of Regulation S-X of the SEC and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany accounts and transactions have been eliminated in the unaudited condensed financial statements.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

The interim condensed consolidated financial statements include the accounts of SDC Inc., which consolidates SDC Financial and its wholly-owned subsidiaries, as well as accounts of contractually affiliated professional corporations (“PCs”) managed by the Company.
The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At September 30, 2019, the variable interest entities include 44 dentist owned PCs and at December 31, 2018 the variable interest entities included 31 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
All significant intercompany balances and transactions are eliminated in consolidation.
Note 2—Summary of Significant Accounting Policies
Management Use of Estimates
The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.
Revenue Recognition
The Company’s revenues are derived primarily from sales of aligners, impression kits, whitening gel, and retainers, and interest earned through its SmilePay financing program. Revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, discounts and returns. The Company adopted ASC 606, “Revenue from Contracts with Customers” which outlines a single comprehensive model for recognizing revenue as performance obligations are transferred to the customer in exchange for consideration. This standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue. The Company adopted this standard effective January 1, 2017.
The Company identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates (the number of times a customer is expected to order additional aligners),

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation, in making these estimates. Further, the Company’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract. The Company uses the expected cost plus a margin approach to determine the SSP for performance obligations, and discounts are allocated to each performance obligation based on the relative standalone selling price. However, any material changes in the allocation of the SSP could impact the timing of revenue recognition, which may have a material effect on the Company’s financial position and result of operations as the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.
The Company estimates the amount expected to be collected based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections as a primary source of information in estimating the amount of contract consideration expected to be collected and implicit price concessions. The Company believes its analysis provides reasonable estimates of its revenues and valuations of its accounts receivable. For the three and nine months ended September 30, 2019 and 2018, estimated implicit price concessions reduced contractual revenues by $17,299, $13,329, $56,394 and $32,772, respectively.
A description of the revenue recognition for each product sold by the Company is detailed below.
Aligners and Impression Kits: The Company enters into contracts with customers for aligner sales that involve multiple future performance obligations. The Company determined that aligner sales comprise the following distinct performance obligations: initial aligners, modified aligners, and refinement aligners which can occur at any time throughout the treatment plan (which is typically between five to ten months) upon the direction of and prescription from the treating dentist or orthodontist. The Company recognized $162,173, $109,694, $508,875 and $273,514 of aligner sales, net of implicit price concessions and reserves, during the three and nine months ended September 30, 2019 and 2018, respectively.
The Company allocates revenues for each performance obligation based on its SSP and recognizes the revenues as control of the performance obligation is transferred upon shipment of the aligners. The Company recognizes aligner revenue on amounts expected to be collected during the course of the treatment plan.
The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 24 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. The Company recognized $11,522, $7,158, $31,185 and $16,706 of financing revenue from its SmilePay program, net of implicit price concessions and other adjustments, during the three and nine months ended September 30, 2019 and 2018, respectively, which is included in the consolidated statements of operations. There are no fees or origination costs included in accounts receivable.
The Company sells impression kits to its customers as an alternative to an in-person visit at one of its retail locations where the customer receives a free oral digital imaging of their teeth. The Company combines the sales of its impression kits with aligner sales and recognizes the revenues as control of the performance obligation is transferred upon shipment of the aligners. The Company estimates the amount of impression kit sales that do not result in an aligner therapy treatment plan and recognizes such revenue when aligner conversion becomes remote.
Retainers and Other Products: The Company sells retainers and other products (such as whitening gel) to customers, which can be purchased on the Company’s website. The sales of these products are independent and separate from the customer’s decision to purchase aligner therapy. The Company determined that the transfer of control for these performance obligations occurs as the title of such products passes to the customer. The Company

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

recognized $6,490, $2,814, $13,654 and $4,510 of retainer and other product sales during the three and nine months ended September 30, 2019 and 2018, respectively.
Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the three and nine months ended September 30, 2019 and 2018, the Company recognized $180,185, $119,666, $553,714 and $294,730 of revenue, respectively, of which $1,801, $1,095, $16,453 and $11,154 was previously included in deferred revenue on the consolidated balance sheets as of June 30, 2019 and 2018 and December 31, 2018 and 2017, respectively.
Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $4,481, $2,709, $12,082 and $7,518 in outsourced shipping expenses for the three and nine months ended September 30, 2019 and 2018, respectively.
Cost of Revenues
Cost of revenues includes the total cost of products produced and sold. Such costs include direct materials, direct labor, overhead costs (occupancy costs, indirect labor, and depreciation), fees retained by doctors, freight and duty expenses associated with moving materials from vendors to the Company’s facilities and from its facilities to the customers, and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product and excess inventory quantities.
Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses are expensed as incurred. For the three and nine months ended September 30, 2019 and 2018, the Company incurred marketing and selling costs of $131,263, $57,210, $340,409 and $143,667, respectively.
General and Administrative Expenses
General and administrative expenses include payroll and benefit costs for corporate team members, equity-based compensation expenses, occupancy costs of corporate facilities, bank charges and costs associated with credit and debit card interchange fees, outside service fees, and other administrative costs, such as computer maintenance, supplies, travel, and lodging.
Depreciation and Amortization
Depreciation includes expenses related to the Company’s property, plant and equipment, including capital leases. Amortization includes expenses related to definite-lived intangible assets and capitalized software. Depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization is included in cost of revenues, selling expenses, and general and administrative expenses depending on the purpose of the related asset. Depreciation and amortization by financial statement line item for the three and nine months ended September 30, 2019 and 2018 were as follows:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$2,518	$1,354	$6,932	$3,076
Marketing and selling expenses	1,257	385	3,318	908
General and administrative expenses	2,739	493	5,987	982
Total	$6,514	$2,232	$16,237	$4,966

Fair Value of Financial Instruments
The Company measures the fair value of financial instruments as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The Company’s financial instruments consist of cash, receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, trade payables, and debt instruments approximate current fair value at each balance sheet date. The derivative financial instruments are held at fair value, and the preferred units are recorded at the accreted redemption value. The Company had $176,000 and $144,400 in borrowings under its debt facilities (as discussed in Notes 8 and 15) as of September 30, 2019 and December 31, 2018, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company had no outstanding derivatives at September 30, 2019 or December 31, 2018; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
Certain Risks and Uncertainties

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

The Company’s operating results depend to a significant extent on the ability to market and develop its products. The life cycles of the Company’s products are difficult to estimate due, in part, to the effect of future product enhancements and competition. The inability to successfully develop and market the Company’s products as a result of competition or other factors would have a material adverse effect on its business, financial condition, and results of operations.
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at September 30, 2019 or December 31, 2018, or net revenue for the three or nine months ended September 30, 2019 and 2018.
Some of the Company’s products are considered medical devices and are subject to extensive regulation in the U.S. and internationally. The regulations to which the Company is subject are complex. Regulatory changes could result in restrictions on the Company’s ability to carry on or expand its operations, higher than anticipated costs or lower than anticipated sales. The failure to comply with applicable regulatory requirements may have a material adverse impact on the Company.
The Company’s reliance on international operations exposes it to related risks and uncertainties, including difficulties in staffing and managing international operations, such as hiring and retaining qualified personnel; political, social and economic instability; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, operating results may be harmed.
The Company purchases certain inventory from sole suppliers, and the inability of any supplier or manufacturer to fulfill the supply requirements could materially and adversely impact its future operating results.
Cash
Cash consists of all highly-liquid investments with original maturities of less than three months. Cash is held in various financial institutions in the U.S. and internationally.
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method of inventory accounting. Inventory consists of raw materials for producing impression kits and aligners and finished goods. Inventory is net of shrinkage and obsolescence.
Property, Plant and Equipment, net
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation or amortization are removed from the respective accounts and the related gains or losses are reflected in the consolidated statements of operations.
Leases
Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the consolidated statements of operations.
The Company leases office spaces and equipment under operating leases with original lease periods of up to 10 years. Certain of these leases have free or escalating rent payment provisions and lease incentives provided by the landlord. Rent expense is recognized under such leases on a straight-line basis over the term of the lease. The Company occasionally receives reimbursements from landlords to be used towards improving the related property

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

to be leased. Leasehold improvements are recorded at their gross costs, including items reimbursed by landlords. Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the applicable lease term.
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the three and nine months ended September 30, 2019 and 2018, the Company capitalized $2,143, $1,707, $7,029 and $1,794, respectively, of internally developed software costs. Amortization expense for internally developed software was $810 and $1,547 for the three and nine months ended September 30, 2019, respectively and $0 for both the three and nine months ended September 30, 2018.
Impairment
The Company evaluates long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. The Company’s estimates of future cash flows attributable to long-lived assets require significant judgment based on its historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Debt Issuance Costs
The Company records debt issuance costs related to its term debt as direct deductions from the carrying amount of the debt. The costs are amortized to interest expense over the life of the debt using the effective interest method.
Redeemable Series A Preferred Units
SDC Financial classified its Redeemable Series A Preferred Units (‘‘Preferred Units”) as temporary equity on the consolidated balance sheet for periods prior to the Reorganization Transactions and IPO due to certain deemed liquidation events that are outside of its control. The Company evaluated the Preferred Units upon issuance in order to determine classification as to permanent or temporary equity and whether or not the instrument contained an embedded derivative that requires bifurcation. This analysis followed the whole instrument approach which compares an individual feature against the entire instrument that includes that feature. This analysis was based on a consideration of the economic characteristics and risk of the Preferred Units including: (i) redemption rights on the Preferred Units allowing the Preferred Unitholders the ability to redeem the Preferred Units six years from the anniversary of the Preferred Units original issuance, provided that a qualified public offering has not been consummated prior to such date; (ii) conversion rights that allowed the Preferred Unitholders the ability to convert into common member units at any time; (iii) the Preferred Unitholders could vote based on the combined membership percentage interest; and (iv) distributions of the preferred return on the Preferred Units were subject to the same

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

conditions as non-Preferred Unit distributions which required all distributions to be approved by SDC Financial’s board of directors.
The Company elected the accreted redemption value method in which it accreted changes in the redemption value, as defined in Note 9, over the period from the date of issuance of the Preferred Units to the earliest redemption date (six years from the date of issuance) using the effective interest method.
Income Taxes
SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial in the unaudited condensed consolidated financial statements. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, LLC (‘‘SDC Holding”) and its domestic and foreign subsidiaries, which are taxed as corporations. As such, SDC Financial does not pay any federal income taxes, as any income or loss is included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes, in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company further evaluates deferred tax assets in each jurisdiction and recognizes associated benefits when positive evidence of realization exceeds negative evidence, and otherwise records valuation allowances as necessary.
Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. The Company recognizes this contingent liability in its consolidated financial statements when amounts become probable as to incurrence and estimable in amount.
New Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (‘‘ASU”) 2016-02, ‘‘Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In July 2018, ASU 2018-10, ‘‘Codification Improvements to Topic 842, Leases,” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, ‘‘Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These new leasing standards are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is continuing to evaluate the provisions of ASU 2016-02 (and related developments) to determine how the financial statements will be affected, and the Company believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for its leases currently classified as operating leases.
In September 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. This guidance is effective for years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for years beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for years beginning after December 15, 2020, with early adoption permitted. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.
Note 3—Inventories
Inventories are comprised of the following:

	September 30, 2019	December 31, 2018
Raw materials	$7,767	$3,486
Finished goods	6,866	5,295
Total inventories	$14,633	$8,781

Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

	September 30, 2019	December 31, 2018
Prepaid expenses	$7,418	$2,642
Deposits to vendors	3,129	2,822
Other	1,440	318
Total prepaid and other current assets	$11,987	$5,782
Indefinite-lived intangible assets	$6,269	$—
Total other assets	$6,269	$—

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the nine months ended September 30, 2019.

Note 5—Property, plant and equipment, net
Property, plant and equipment were comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Lab and SmileShop equipment	$58,650	$30,627
Computer equipment and software	38,293	14,748
Leasehold improvements	12,476	7,208
Furniture and fixtures	9,462	5,174
Vehicles	2,551	721
Construction in progress	25,906	6,031
	147,338	64,509
Less: accumulated depreciation	(28,208)	(11,958)
Property, plant and equipment, net	$119,130	$52,551

The carrying values of assets under capital leases were $7,284 and $6,285 as of September 30, 2019 and December 31, 2018, respectively, net of accumulated depreciation of $2,563 and $582, respectively.

Note 6—Accrued liabilities
Accrued liabilities were comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued marketing costs	$45,893	$11,760
Accrued payroll and payroll related expenses	19,191	10,469
Obligations related to equity-based compensation	41,509	—
Other	22,841	12,710
Total accrued liabilities	$129,434	$34,939

Note 7—Income taxes

SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding and certain of its domestic and foreign subsidiaries, are taxed as corporations. The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. Any taxable income or loss generated by SDC Financial is passed through to and included in the taxable income or loss of its members, including SDC Inc., generally on a pro rata basis or otherwise under the terms of the SDC Financial LLC Agreement. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of SDC Financial, as well as any stand-alone income or loss generated by SDC Inc.

The Company’s U.S. federal and state income tax returns for the tax years 2015 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, the U.K., the E.U., Ireland and New Zealand with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

The income tax provision was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:
Federal	$—	$11	$—	$78
State	63	74	165	216
Foreign	—	—	—	—
Current income tax provision	$63	$85	$165	$294
Deferred:
Federal	$—	$—	$—	$—
State	416	—	431	—
Foreign	—	—	—	—
Deferred income tax provision	$416	—	$431	$—
Total income tax provision	$479	$85	$596	$294

At September 30, 2019 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $19,095, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $6,737, which expire from 2029 through 2033. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

As of September 30, 2019, the Company maintained a full valuation allowance of approximately $214,000 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of SDC Financial when LLC Units are redeemed from or exchanged by Continuing LLC Members. The Company intends to treat any redemptions and exchanges of LLC Units as direct purchases of LLC Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement with the Continuing LLC Members. The Tax Receivable Agreement provides for the payment by SDC Inc. of 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in SDC Inc.’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

Agreement (the ‘‘TRA Payments”). The Company expects to benefit from the remaining 15% of any of cash savings, if any, that it realizes.

During the nine month period ended September 30, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the nine-month period ended September 30, 2019.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of SDC Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
Note 8—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
TCW Credit Facility, net of unamortized discount and financing costs of $19,719	$—	$100,781
Warrant Repurchase Obligation	—	31,900
JPM Credit Facility, net of unamortized financing costs of $4,985	171,015	—
Align redemption promissory note	40,781	—
Capital lease obligations (Note 16)	7,589	6,308
Total debt	219,385	138,989
Less current portion	(29,737)	(1,866)
Total long-term debt	$189,648	$137,123

TCW Financing Agreement
In February 2018 the Company entered into a financing agreement with TCW Direct Lending (as amended, the ‘‘TCW Credit Facility”), which provided for a term loan of $55,000 (the ‘‘Term Loan”) and the potential to draw up to an additional $70,000 (the ‘‘Delayed Draw Facility”). The Term Loan and the Delayed Draw Facility matured February 2023 and bore interest at an annual rate of LIBOR or a reference rate, as defined in the agreement, plus an applicable margin that was based on the Company’s leverage (8% margin for the year ending December 31, 2018). The TCW Credit Facility also included make-whole provisions in case of termination of the facility.
The TCW Credit Facility was secured by a first mortgage and lien on the real property and related personal and intellectual property of the Company.
The Company recorded $3,514 and $3,125 of deferred financing costs and issuance discounts, respectively, related to the TCW Credit Facility. During the nine months ended September 30, 2019 and 2018, the Company amortized under the effective interest rate method $354 and $461, respectively, of deferred financing and debt issuance costs which is included in interest expense on the consolidated statements of operations.
As described below, the Company used the proceeds from the JPM Credit Facility (as defined below) to repay the TCW Credit Facility in June 2019. In connection with the repayment, the Company paid $11,947 related the

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

make-whole provision, and wrote-off $2,616 and $15,109 of deferred financing and debt issuance costs, respectively, which is included in loss from extinguishment of debt on the consolidated statements of operations.
TCW Warrants and Warrant Repurchase Obligation
In February 2018, the Company issued, concurrently with the TCW Credit Facility, warrants to the lenders thereunder (collectively, the “TCW Warrants”). The TCW Warrants were split into two series: Class W-1 and Class W-2 Warrants, which were convertible in to 1,121 and 2,243 W-1 and W-2 Pre-IPO Units, respectively, at a conversion price of $297.26 per unit and had put and call options.
The Company had initially accounted for the TCW Warrants as a derivative which was initially recorded at fair value of $17,400 and subsequently adjusted to fair value in other expense in the consolidated statement of operations.
In December 2018, the Company entered into an amendment to the TCW Credit Facility, which eliminated the convertibility and put/call features of the TCW Warrants and obligated the Company to repurchase the TCW Warrants for $31,900, subject to interest (the ‘‘Warrant Repurchase Obligation”). The Warrant Repurchase Obligation is classified as long-term debt on the consolidated balance sheet as of December 31, 2018.
As described below, the Company used a portion of the proceeds from the JPM Credit Facility to repay the TCW Warrants in June 2019.
JPM Credit Facility
In June 2019, the Company entered into a loan and security agreement with JPMorgan Chase Bank, N.A., as the administrative agent, the collateral agent and a lender (the “JPM Credit Facility”), providing a secured revolving credit facility in an initial aggregate maximum principal amount of $500 million with the potential to increase the aggregate principal amount that may be borrowed up to an additional $250 million with the consent of the lenders participating in such increase. Availability under the JPM Credit Facility is based on, among other things, the amount of eligible retail installment sale contracts.
The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. The JPM Credit Facility also provides for an unused fee based on the unused portion of the total aggregate commitment. There is no amortization schedule. Upon expiration of the JPM Credit Facility on December 14, 2020 (unless earlier terminated or extended in accordance with its terms), any outstanding principal will continue to be reduced monthly through available collections.
The Company recorded $6,127 related to deferred financing costs of the JPM Credit Facility. During the nine months ended September 30, 2019, the Company amortized under the effective interest rate method $1,142 of deferred financing costs.
The proceeds of the JPM Credit Facility were used to repay all outstanding amounts under the TCW Credit Facility, including repurchasing the TCW Warrants, and for working capital and other corporate purposes.
The JPM Credit Facility is secured by, among other assets, a first-priority security interest in certain receivables and certain intellectual property. As of September 30, 2019, the Company had $287,516 of its receivables collateralized as part of the JPM Credit Facility.
The JPM Credit Facility contains certain covenants. The material financial covenants, ratios or tests contained in the JPM Credit Facility are as follows:

•	The Company must maintain a monthly minimum tangible net worth not less than $150,000.

•	The Company must maintain a monthly minimum liquidity, as defined in the agreement, not less than the greater of $75,000 and 5% of consolidated total assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

•	The Company must maintain a monthly leverage ratio, as defined in the agreement, not greater than 4:1.

•	The Company must maintain a minimum credit scores, charge-off and collection ratios on the portfolio of its SmilePay receivables.
As of September 30, 2019, the Company had $176,000 outstanding and was in compliance with all covenants in the JPM Credit Facility.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of September 30, 2019, the Company has $40,781 outstanding under this promissory note.
Note 9—Temporary Equity
Prior to the IPO and Reorganization Transactions, SDC Financial issued 14,784 Preferred Units for net proceeds of $388,634, after deduction of $11,578 in issuance costs. In connection with the Reorganization Transactions and the IPO, the Preferred Units were recapitalized and converted into LLC Units. The Preferred Units were redeemable for a redemption price equal to the greater of (i) the original unit price less any distributions for such Preferred Unit and (ii) the fair value for such Preferred Unit and were convertible to Pre-IPO Units at a conversion price of $27,071 per Preferred Unit.
Preferred Unitholders received priority on preferred returns and return of capital on any member distributions accrued a preferred return at the rate of 12.5% per annum, which amount was cumulative and compounded annually. As of December 31, 2018, the accrued preferred returns were $13,676. For the year ended December 31, 2018, the Company did not declare or pay any preferred returns on the Preferred Units.
The Company classified the Preferred Units as temporary equity in the consolidated balance sheets, as redemption was outside the control of the Company. The Preferred Units were recorded at the redemption value and the Company accounted for the changes in the redemption value using the accretion method which was recorded through equity. The Company recorded $21,746 and $58,507 of accretion during the three and nine months ended September 30, 2019, respectively.
Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, the SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of September 30, 2019, SDC Inc. had 102,807,291 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of September 30, 2019, SDC Inc. had a 26.9% economic ownership interest in SDC Financial.
Note 11—Variable Interest Entities

Upon completion of the IPO, SDC Inc. became the managing member of SDC Financial with 100% of the management and voting power in SDC Financial. In its capacity as managing member, SDC Inc. has the sole authority to make decisions on behalf of SDC Financial and bind SDC Financial to signed agreements. Further, SDC Financial maintains separate capital accounts for its investors as a mechanism for tracking earnings and subsequent distribution rights. Accordingly, management concluded that SDC Financial is determined to be a limited partnership or similar legal entity as contemplated in ASC 810.

Furthermore, management concluded that SDC Inc. is SDC Financial’s primary beneficiary. As the primary beneficiary, SDC Inc. consolidates the results of SDC Financial for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.

SDC Inc.’s relationship with SDC Financial results in no recourse to the general credit of SDC Inc. SDC Financial and its consolidated subsidiaries represents SDC Inc.’s sole investment. SDC Inc. shares in the income and losses of SDC Financial in direct proportion to SDC Inc.’s ownership percentage. Further, SDC Inc. has no contractual requirement to provide financial support to SDC Financial.

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the period ended September 30, 2019. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

Note 12—Incentive Compensation Plans
In connection with the IPO, the Company adopted the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”) in August 2019. The Company’s board of directors or the compensation committee of the board of directors, acting as plan administrator, administers the 2019 Plan and the awards granted under it. The Company reserved a total of 38,486,295 shares of Class A common stock for issuance pursuant to the 2019 Plan. The Company currently has two types of share-based compensation awards outstanding under the 2019 Plan: Class A common stock options (“Options”) and Class A restricted stock units (“RSUs”), including those issued pursuant to IBAs.
Class A Common Stock Options
Options activity was as follows during the three and nine months ended September 30, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding beginning of period	—	$—	—	$—
Granted	1,760,860	23.00	9.9	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2019	1,760,860	$23.00	9.9	$—
Exercisable at September 30, 2019	—	$—	—	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of September 30, 2019, unrecognized compensation expense related to the Options was $18,108. This expense is expected to be recognized over a weighted average period of 2.9 years.
Expected dividend yield - An increase in the expected dividend yield would decrease compensation expense.
Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. The expected volatility was based on the historical volatility of a group of guideline companies. An increase in expected volatility would increase compensation expense.
Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the expected life of the award. An increase in the risk-free interest rate would increase compensation expense.
Expected term - The period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense.
Non-IBA Restricted Stock Units
In connection with the IPO, the Company granted 649,989 RSUs with a grant date fair value of $23.00 to generally vest after three years or annually over a three year period from the date of grant, subject to the recipient’s

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

continued employment or service to the Company through each vesting date. As of September 30, 2019, none of these 649,989 RSUs were vested and unrecognized compensation expense related to these RSUs was $14,653. This expense is expected to be recognized over a weighted average period of 2.9 years.
Incentive Bonus Awards
The Company has IBA agreements with several key employees to provide a bonus payment in the event of a liquidation event as defined in each agreement. The bonus amounts are calculated based on the value of the Company at the time of the liquidation event, less an amount determined upon the employee entering into the agreement. The right to the payment generally vests annually over a five-year period, with certain liquidation events resulting in an acceleration of the vesting period. As the vesting of these awards was contingent on a liquidation event, no amounts were required to be recorded prior to the liquidation event. The IBA agreements were modified in August 2019 to accelerate certain vesting conditions upon a liquidation event and to modify the settlement terms, whereby the Company settled the vested portion of each IBA in 50% shares of Class A common stock and/or vested RSUs and 50% cash, of which approximately 80% of the cash (40% of the total vested portion of the award) that the IBA holders would have otherwise received was withheld by the Company to fulfill tax withholding obligations and the remainder was paid out to IBA holders upon the occurrence of the liquidation. As a result of the modification and the occurrence of a liquidation event through the IPO, the Company recorded equity-based compensation expense of $316,959, equivalent to the amount of IBAs vested at the time of the IPO, in the form of cash, 5,654,078 shares of Class A common stock and 2,199,453 vested RSUs to be released over a period of six to twenty-four months.
The unvested portion of the IBAs are represented in the form of unvested RSUs that will vest, subject to the holders’ continued employment, over a period generally ranging from 2 years to 4 years. As of September 30, 2019, unrecognized compensation expense related to 3,117,884 unvested RSUs was $67,632. This expense is expected to be recognized over a weighted average period of 2.9 years.
Incentive Bonus Units
SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the three and nine months ended September 30, 2019. As of September 30, 2019, unrecognized compensation expense related to unvested IBUs was $1,564.
Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $324,497, $5,754, $332,759, and $13,626 for the three and nine months ended September 30, 2019 and 2018, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.

Note 13—Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2018. The basic and diluted earnings per share period for the three and nine months ended September 30, 2019, represents only the period from September 11, 2019 to September 30, 2019, which represents the period wherein the Company had outstanding Class A common stock.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Numerator:
Net loss	$(387,564)	$(440,479)
Less: Net loss attributable to SDC Financial prior to the Reorganization Transactions	(51,330)	(104,245)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(247,938)	(247,938)
Net loss attributable to SDC Inc. - basic	(88,296)	(88,296)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(247,938)	(247,938)
Net loss attributable to SDC Inc. - diluted	$(336,234)	$(336,234)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	99,533,877	99,533,877
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	279,474,505	279,474,505
Weighted average shares of Class A common stock outstanding - diluted	379,008,382	379,008,382

Earnings per share of Class A common stock outstanding - basic	$(0.89)	$(0.89)
Earnings per share of Class A common stock outstanding - diluted	$(0.89)	$(0.89)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Options	1,760,860	1,760,860
Restricted Stock Units	649,989	649,989
Vested IBA awards (Restricted Stock Units)	2,295,082	2,295,082
Unvested IBA awards (Restricted Stock Units)	3,117,884	3,117,884
Warrants	1,471,735	1,471,735
Underwriters option to purchase additional shares	8,780,550	8,780,550

In connection with the IPO, the Company issued to the representative of the underwriters in the IPO an option to purchase up to a total of 8,780,550 additional shares of Class A common stock. The option was exercisable by the holder at the IPO price of $23.00 per share, commencing upon the consummation of the IPO on September 16, 2019 and expired on October 16, 2019 without the option to purchase additional shares being exercised.
Note 14—Employee Benefit Plans
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the nine months ended September 30, 2019 and 2018, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $711, $284, $1,742 and $834 to the 401(k) plan for the three and nine months ended September 30, 2019 and 2018, respectively.
Note 15—Related Party Transactions
Promissory Notes to Majority Member and Related Parties
The Company was the obligor under three promissory notes payable to two equityholders, one of whom was a majority equityholder, and a related party of an equityholder. These promissory notes bore interest at 10%, and were payable with interest annually. As of September 30, 2019 and December 31, 2018, the balances of these notes were $0 and $11,685, respectively. Interest expense of $0, $236, $26 and $913 was incurred for the three and nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019 and December 31, 2018, the Company had promissory notes of $0 and $7,968, respectively, outstanding to former employees related to repurchases of Pre-IPO Units. These promissory notes have interest and principal payments due in monthly installments over 24 to 36 months. These promissory notes bear interest at 1.7% to 3.0%. Interest on these promissory notes payable was $0, $57, $49 and $333 for the three and nine months ended September 30, 2019 and 2018, respectively.
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $2,646, $1,975, $7,433 and $6,053 of freight incurred through an Affiliate during the three and nine months ended September 30, 2019 and 2018, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

In addition, the Company paid one of the Affiliates $355, $300, $1,255 and $900 in management fees for the three and nine months ended September 30, 2019 and 2018, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 12).
The Company is party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the three and nine months ended September 30, 2019 and 2018, purchases from Align of equipment were $0, $2,666, $6,025 and $7,266, respectively, and purchases of aligners included in cost of revenues—related parties were $0, $8,139, $7,659 and $22,571, respectively.
In February 2019, the Company entered into an agreement with the David Katzman Revocable Trust (the ‘‘Trust”) to purchase all of the issued and outstanding membership units of a limited liability corporation (‘‘SDC Plane”) owned by the Trust for a purchase price of approximately $1.1 million, which was the Trust’s acquisition cost. SDC Plane owns an interest in an aircraft, which is available for use by our executives.
In August 2019, we agreed to purchase a private aircraft from Camelot SI Leasing, LLC, for $3,400, the appraised value of the aircraft.
At September 30, 2019 and December 31, 2018, amounts due to related parties for goods and services were $1,128 and $20,305, respectively. These amounts are included within due to related parties on the consolidated balance sheets.
Distribution Payable
In August 2019, SDC Financial declared a distribution of $43,400 less any amount determined to be due and payable to Align in connection with the current Align arbitration proceedings to the pre-IPO investors. Such distribution will be paid upon final determination of the outcome and amount payable, if any, in connection with such current arbitration proceedings. This amount is presented within other long-term liabilities on the accompanying condensed consolidated balance sheets.
Note 16—Commitments and Contingencies
Lease Commitments
The Company has various operating leases, primarily for leased facilities. Total rental expense for these operating leases amounted to $9,509, $3,869, $22,659 and $8,718 for the three and nine months ended September 30, 2019 and 2018, respectively. The Company recognizes rent expense on a straight-line basis over the life of the lease, adjusted for lessor incentives received, which commences on the date that the Company has the right to control the property.
At September 30, 2019, future minimum payments for capital and operating leases consist of the following:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Capital Leases	Operating Leases
2019 (three months remaining)	$952	$4,648
2020	3,810	11,303
2021	2,865	8,650
2022	227	5,950
2023 and thereafter	0	16,095
Total minimum lease payments	7,854	$46,646
Amount representing interest	264
Present value of minimum lease payments	7,590
Less: current portion	(2,723)
	$4,867

Legal Matters
In the ordinary course of conducting its business, the Company is involved, from time to time, in various contractual, product liability, intellectual property, and other claims and disputes incidental to its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. In addition, the Company periodically receives communications from state and federal regulatory and similar agencies inquiring about the nature of its business activities, licensing of professionals providing services, and similar matters. Such matters are routinely concluded with no financial or operational impact on the Company.
In September and October 2019, a number of purported stockholder class action complaints were filed against the Company, members of its board of directors, certain of its current officers, and the underwriters of its IPO. The following eight complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.

Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. The Company has filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations, the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both matters.

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2019
(in thousands, except share/unit data and per share/unit amounts)

under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising.  The Company recently filed a motion to compel individual arbitration pursuant to a mandatory arbitration provision in our terms of service, a motion to dismiss all of the other claims, and a motion for sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure for false statements made in the complaint.  Litigation is in the pleading stage and discovery has not yet commenced.  The Company denies any alleged wrongdoing and intends to vigorously defend against this action.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of our former members, Align, had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of the Company’s operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of its pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54 million redemption amount and seeking an additional $43 million.

Tax Receivable Agreement
As described in Note 7, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the nine months ended September 30, 2019 and September 30, 2018, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.
Note 17—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the three and nine months ended September 30, 2019 and 2018, substantially all of the Company’s revenues were generated by sales within the United States and substantially all of its net property, plant and equipment was within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are the industry pioneer as the first direct-to-consumer medtech platform for transforming smiles. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry. Our direct-to-consumer model provides members with a customized clear aligner therapy treatment delivered directly to their doors. We integrate marketing, aligner manufacturing, and fulfillment, and provide a proprietary web-based teledenstistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. We are headquartered in Nashville, Tennessee and have locations throughout the U.S, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, and Costa Rica.
Key Business Metrics
We review the following key business metrics to evaluate our business performance: Unique aligner order shipments
For the three months ended September 30, 2019 and 2018, we shipped 106,070 and 72,387 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.
Average aligner gross sales price
We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended September 30, 2019 and 2018 was $1,788 and $1,773, respectively. Our ASP is less than our standard $1,895 price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Form 10-Q.
Efficient acquisition of new members

•
Visits to our website: On average, we have approximately five million unique visitors to our website each month, and we expect to continue to invest heavily in sales and marketing to spread awareness and increase the number of individuals visiting our website. We increase our marketing spend at certain periods of the year, such as January, when members typically have a higher focus on aesthetics.

•
Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment or order a doctor prescribed impression kit to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve member conversion from website visit through SmileShop appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.

SmilePay
We offer SmilePay, a convenient monthly payment plan, to maximize accessibility and provide an affordable option for all of our members. The $250 down payment for SmilePay covers our cost of manufacturing the aligners, and the interest income generated by SmilePay helps offset the negative impact of delinquencies and cancellations. A number of factors affect delinquency and cancellation rates, including member-specific circumstances, our efforts in member service and management, and the broader macroeconomic environment.
Continued investment in growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally. Our key investment initiatives include increasing our marketing activities, expanding our footprint of SmileShops, enhancing our existing product platform, and introducing new products to further differentiate our offerings. Additionally, we intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
International expansion
We will continue to make significant investments to expand our presence in international markets, particularly in Europe, Asia-Pacific, and other geographies.
Pace of adoption for teledentistry
The rate of adoption of teledentistry will impact our ability to acquire new members and grow our revenue.
Components of Operating Results
Revenues
Our revenues are derived primarily from sales of aligners, impression kits, whitening gel, and retainers, and interest earned on SmilePay. Revenues are recorded based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and returns. Revenues includes revenue recognized from orders shipped in the current period, as well as deferred revenue recognized from orders in prior periods. We offer our members the option of paying the entire $1,895 cost of their treatment upfront or enrolling in SmilePay, our convenient monthly payment plan requiring a $250 down payment and an average monthly payment of $85 for 24 months.
Financing revenue includes interest earned on SmilePay aligner orders shipped in prior periods. Our average APR is approximately 17%, which is included in the $85 monthly payment.
Cost of revenues
Cost of revenues includes the total cost of products produced and sold. Such costs include direct materials, direct labor, overhead costs (occupancy costs, indirect labor, and depreciation), fees retained by doctors, freight and duty expenses associated with moving materials from vendors to our facilities and from our facilities to our members, and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product, and excess inventory quantities.
We manufacture all of our aligners and retainers in our manufacturing facilities. We have built extensive supply chain mechanisms that allow us to quickly and accurately create treatment plans and manufacture aligners.
Marketing and selling expenses
Our marketing expenses include costs associated with an omni-channel approach supported by media mix modeling (MMM) and multitouch attribution modeling (MTA). These costs include online sources, such as social media and paid search, and offline sources, such as television, experiential events, local events, and business-to-business partnerships. We also have comprehensive strategies across search engine optimization, customer relationship management (CRM) marketing, and earned and owned marketing. We have invested significant resources into optimizing our member conversion process.
Our selling costs include both labor and non-labor expenses associated with our SmileShops and costs associated with our sales and scheduling teams in our customer contact center. Non-labor costs associated with our SmileShops include rent, travel, supplies, and depreciation costs associated with digital photography equipment, furniture, and computers, among other costs.
General and administrative expenses
General and administrative expenses include payroll and benefit costs for corporate team members, equity-based compensation expenses, occupancy costs of corporate facilities, bank charges, costs associated with credit and debit card interchange fees, outside service fees, and other administrative costs, such as computer maintenance, supplies, travel, and lodging.
Interest and other expenses
Interest expense includes interest from our financing agreements and other long-term indebtedness. Other expense includes fair value adjustments on our derivative financial instruments, disposal of long-lived assets, and losses from the extinguishment of previous financing agreements.
Provision for income tax expense

We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 7.
Adjusted EBITDA
To supplement our consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, adjusted to remove derivative fair value adjustments, loss on extinguishment of debt, equity-based compensation and certain other non-operating expenses such as IPO related costs and foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance and we believe it will provide the same to members/stockholders.
We believe that Adjusted EBITDA will provide useful information to members/stockholders about our performance, financial condition, and results of operations for the following reasons: (i) Adjusted EBITDA would be among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) Adjusted EBITDA is frequently used by securities analysts, investors, lenders, and other interested parties as a common performance measures to compare results or estimate valuations across companies in our industry. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is set forth below.
Results of Operations
The following table summarizes our historical results of operations. The period-over-period comparison of results of operations is not necessarily indicative of results for future periods, and the results for any interim period are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this discussion of our results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Statements of Operations Data:
Total revenues	$180,185	$119,666	$553,714	$294,730
Cost of revenues	41,435	35,935	125,015	96,312
Gross profit	138,750	83,731	428,699	198,418
Marketing and selling expenses	131,263	57,210	340,409	143,667
General and administrative expenses	389,828	30,249	486,319	77,550
Loss from operations	(382,341)	(3,728)	(398,029)	(22,799)
Total interest expense	4,291	4,645	11,682	10,529
Loss on extinguishment of debt	32	—	29,672	—
Other expense	421	6,493	500	15,135
Net loss before provision for income tax expense	(387,085)	(14,866)	(439,883)	(48,463)
Provision for income tax expense	479	85	596	294
Net loss	(387,564)	(14,951)	(440,479)	(48,757)
Net loss attributable to non-controlling interest	(299,268)	—	(352,183)	—
Net loss attributable to SDC Inc.	$(88,296)	$(14,951)	$(88,296)	$(48,757)
Other Data:
Adjusted EBITDA	$(45,184)	$4,258	$(42,885)	$(4,207)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(387,564)	$(14,951)	$(440,479)	$(48,757)
Depreciation and amortization	6,514	2,232	16,237	4,966
Total interest expense	4,291	4,645	11,682	10,529
Income tax expense	479	85	596	294
Fair value adjustment of warrant derivative	—	5,876	—	14,500
Loss on extinguishment of debt	32	—	29,672	—
Equity-based compensation	324,497	5,754	332,759	13,626
IPO related costs	6,146	—	6,146	—
Other	421	617	502	635
Adjusted EBITDA	$(45,184)	$4,258	$(42,885)	$(4,207)

Comparison of the three and nine months ended September 30, 2019 and 2018

Revenues

Revenues increased $60.5 million, or 50.6%, to $180.2 million in the three months ended September 30, 2019 from $119.7 million in the three months ended September 30, 2018. The increase in revenues was primarily driven by growth in unique aligner shipments of 47% for the three months ended September 30, 2019 compared to the same period in 2018. Growth in unique aligner orders was primarily driven by an increase in number of website visitors and conversion thereof to aligner sales, along with an increase in sales and marketing spend.

Revenues increased $259.0 million, or 87.9%, to $553.7 million in the nine months ended September 30, 2019 from $294.7 million in the nine months ended September 30, 2018. The increase in revenues was primarily driven by growth in unique aligner shipments as compared to the prior year period.

Cost of revenues
Cost of revenues increased $5.5 million, or 15.3%, to $41.4 million in the three months ended September 30, 2019 from $35.9 million in the three months ended September 30, 2018. Cost of revenues decreased as a percentage of revenues from 30% in the three months ended September 30, 2018 to 23% in the three months ended September 30, 2019, primarily as a result of producing more aligners internally versus outsourcing to a contract manufacturer, as well as increased automation. As of the third quarter of 2019, we manufacture 100% of our aligners in-house.
Gross margin increased to 77% in the three months ended September 30, 2019 from 70% in the three months ended September 30, 2018, primarily as a result of the factors described above.
Cost of revenues increased $28.7 million, or 29.8%, to $125.0 million in the nine months ended September 30, 2019, from $96.3 million in the nine months ended September 30, 2018. Cost of revenues decreased as a percentage of revenues from 32.7% in the nine months ended September 30, 2018 to 22.6% in the nine months ended September 30, 2019.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues increased to 73% in the three months ended September 30, 2019 from 48% in the three months ended September 30, 2018, and increased to $131.3 million in the three months ended September 30, 2019 from $57.2 million in the three months ended September 30, 2018, primarily due to increased digital and media advertising and branding efforts, and by expansion of SmileShop locations to prepare for growth in the remainder of 2019 and beyond.
Marketing and selling expenses as a percentage of revenues increased to 61% in the nine months ended September 30, 2019 from 49% in the nine months ended September 30, 2018, and increased to $340.4 million in the nine months ended September 30, 2019 from $143.7 million in the nine months ended September 30, 2018.
General and administrative expenses
General and administrative expenses increased $359.6 million, or 1,189%, to $389.8 million in the three months ended September 30, 2019 from $30.2 million in the three months ended September 30, 2018, primarily due to equity-based compensation expense of approximately $324.5 million and other employee related bonuses of $6.1 million as a result of the IPO. General and administrative expenses as a percent of revenue increased from 25% in the three months ended September 30, 2018 to 216% in the three months ended September 30, 2019, primarily as a result of the factors mentioned above.
General and administrative expenses increased $408.8 million, or 527%, to $486.3 million in the nine months ended September 30, 2019 from $77.6 million in the nine months ended September 30, 2018, primarily due to equity-based compensation expense of approximately $324.5 million and other employee related bonuses of $6.1 million as a result of the IPO.
Interest expense
Interest expense decreased $0.4 million, or 8%, to $4.3 million in the three months ended September 30, 2019 from $4.6 million in the three months ended September 30, 2018, primarily as a result of a lower interest rates in new facilities, partially offset by higher amounts of indebtedness outstanding in the third quarter of 2019 compared to the same period in 2018. Borrowings and interest expense from our JPM Credit Facility is based on, among other things, the amount of eligible retail installment sale contracts.
Interest expense increased $1.2 million, or 11.0%, to $11.7 million in the nine months ended September 30, 2019 from $10.5 million in the nine months ended September 30, 2018.
Other expense
Other expense decreased $6.1 million to $0.4 million in the three months ended September 30, 2019 from $6.5 million in the three months ended September 30, 2018, primarily as a result of the fair value adjustment from the TCW Warrants in 2018, which converted to additional obligations from the TCW Credit Facility in December 2018.
The loss on extinguishment of debt is due to the repayment of the TCW Credit Facility in June 2019. In connection with the repayment, we paid $11.9 million, related to the make-whole provision, and wrote-off $2.6 million and $15.1 million of deferred financing and debt issuance costs, respectively.
Other expense decreased $14.6 million to $0.5 million in the nine months ended September 30, 2019 from $15.1 million in the nine months ended September 30, 2018.
Provision for income tax expense
Our provision for income tax expense was $0.5 million and $0.1 million for the three months ended September 30, 2019 and 2018.
Our provision for income tax expense was $0.6 million and $0.3 million for the nine months ended September 30, 2019 and 2018.
Liquidity and Capital Resources
As of September 30, 2019, SDC Inc. had an accumulated deficit of $88.3 million and had working capital of $572.8 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
Our short-term liquidity needs primarily include working capital, international expansion, innovation, research and development, and debt service requirements. We believe that our current liquidity, including net proceeds received in connection with the IPO, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations.
SDC Inc. is a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement.” We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Nine months ended September 30,
	2019	2018

Net cash used in operating activities	$(192,015)	$(83,180)
Net cash used in investing activities	(66,355)	(19,953)
Net cash provided by financing activities	492,004	378,374
Increase in cash	233,634	275,241
Cash at beginning of period	313,929	4,071
Cash at end of period	$547,563	$279,312

Comparison of the nine months ended September 30, 2019 and 2018

As of September 30, 2019, we had $547.6 million in cash, an increase of $268.3 million compared to $279.3 million as of September 30, 2018.
Cash used in operating activities increased to $192.2 million during the nine months ended September 30, 2019 compared to $83.2 million in the nine months ended September 30, 2018, or an increase of $109.0 million, primarily resulting from an increase in accounts receivable associated with our SmilePay offering and increased net loss during the period. One-time cash compensation expense of approximately $83.6 million for the payment of cash bonus amounts pursuant to the IBAs was incurred in October 2019.
Cash used in investing activities increased to $66.4 million during the nine months ended September 30, 2019, compared to $20.0 million in the nine months ended September 30, 2018, primarily resulting from an increase in the number of SmileShop locations, along with an increase in purchases of manufacturing automation equipment and computer and software equipment.
Cash provided by financing activities increased to $492.0 million during the nine months ended September 30, 2019, compared to $378.4 million in the nine months ended September 30, 2018. This increase is primarily due to net proceeds received as a result of the IPO in the nine months ended September 30, 2019 being greater than net proceeds from the sale of Preferred Units in the nine months ended September 30, 2018.
Tax Receivable Agreement
Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre-IPO Investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash are expected to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to provide us with certain tax benefits that can reduce the amount of cash tax that we otherwise would be required to pay in the future. We and SDC Financial are parties to the Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. is obligated to pay the Continuing LLC Members 85% of the cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realize as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of an exchange of LLC Units. All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Because SDC Inc. is the managing member of SDC Financial, which is the managing member of SDC LLC, which is the managing member of SDC Holding, we have the ability to determine when distributions (other than tax distributions) will be made by SDC Holding to SDC LLC and by SDC LLC to SDC Financial and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments). Any such distributions will then be distributed to all holders of LLC Units, including us, pro rata based on holdings of LLC Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the Tax Receivable Agreement.

Indebtedness
Align Loan and Security Agreement
In 2016, we entered into a Loan and Security Agreement and related ancillary agreements (collectively, the ‘‘Align Loan”) with Align. The Align Loan was amended in 2017. The Align Loan provided a line of credit for us to borrow up to 80% of eligible receivables up to a maximum amount of $30 million at an interest rate of 7% per annum. The entire outstanding balance of $30.0 million was repaid with proceeds from the TCW Credit Facility, and the Align Loan terminated, in February 2018.
TCW financing agreement, warrants, and warrant repurchase obligations
We were party to the TCW Credit Facility, which provided for $55.0 million Term Loan and the potential to draw up to an additional $70.0 million under the Delayed Draw Facility. The Term Loan and the Delayed Draw Facility matured February 2023 and bore interest at an annual rate of LIBOR or a reference rate, as defined in the agreement, plus an applicable margin based on our leverage (8% margin on LIBOR for the year ending December 31, 2018). The TCW Credit Facility also included make-whole provisions in case of termination of the facility. The TCW Credit Facility was secured by a first mortgage and lien on our real property and related personal and intellectual property. As of December 31, 2018, we had $55.0 million outstanding under the Term Loan and $65.5 million outstanding under the Delayed Draw Facility. In September 2019, we repaid in full all amounts outstanding under the Term Loan and Delayed Draw Facility, including an approximately $11.9 million make whole payment.
We had issued two classes of TCW Warrants, Class W-1 and Class W-2 warrants, in connection with the TCW Credit Facility to the lenders thereunder. In June 2019, we repurchased the TCW Warrants for approximately $32.6 million, including $0.7 million of accrued interest, pursuant to the Warrant Repurchase Obligation undertaken in connection with a December 2018 amendment to the TCW Credit Facility.
Revolving credit facility
In June 2019, we and SDC U.S. SmilePay SPV (the ‘‘SPV”), our wholly owned special purpose subsidiary, entered into a loan and security agreement with JPMorgan Chase Bank, N.A., as the administrative agent, the collateral agent and a lender providing a secured revolving credit facility to the SPV in an initial aggregate maximum principal amount of $500 million with the potential to increase the aggregate principal amount that may be borrowed up to an additional $250 million with the consent of the lenders participating in such increase. Availability under the JPM Credit Facility is based on, among other things, the amount of eligible retail installment sale contracts owned by the SPV.
The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. The JPM Credit Facility also provides for an unused fee based on the unused portion of the total aggregate commitment. There is no amortization schedule. Upon expiration of the JPM Credit Facility on December 14, 2020 (unless earlier terminated or extended in accordance with its terms), any outstanding principal will continue to be reduced monthly through available collections. As of September 30, 2019, we had $171.0 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
The proceeds of the JPM Credit Facility were used to repay all outstanding amounts under the TCW Credit Facility, including repurchasing the TCW Warrants, for working capital and other corporate purposes. We are required to maintain on a consolidated basis specified minimum tangible net worth and liquidity and are also subject to a maximum leverage ratio. The JPM Credit Facility is secured by, among other assets, a first priority security interest in certain receivables conveyed by us to the SPV and certain of our intellectual property.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and equity-based compensation, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on our financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact our financial condition, results of operations, or cash flows. Actual results could differ from those estimates. While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policy and estimates are most critical to a full understanding and evaluation of our reported financial results.
Revenue recognition
As discussed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we ASC 606, “Revenue from Contracts with Customers,” as of January 1, 2017 using the full retrospective method.
Our revenue is generated through sales of aligners, retainers, and other products. Our aligner sales commitment contains multiple promises which may include (i) initial aligners, (ii) mid-course corrections, and (iii) refinement aligners. Our members are eligible for modified or refinement aligners at any point during their treatment plan or immediately following their original treatment plan (which is typically between five and ten months), in each case, upon the direction of, and pursuant to a prescription from, the treating dentist or orthodontist. Under ASC 606, we evaluate whether the initial aligners, mid-course corrections, and refinement aligners represent separate or combined performance obligations. We have determined that these promises, within the aligner sales commitment, represent separate performance obligations.
The terms of the aligner and retainer sales include member rights to cancel the orders and return unopened aligner, impression kit, or retainer boxes for a refund of any consideration paid related to the returned products. The rights of return create variability in the amount of transaction consideration, and in turn, revenue we can recognize for fulfilling related performance obligations. We recognize revenue based on the amount of consideration to which we expect to be entitled, which excludes consideration received for products expected to be returned. Accordingly, we are required to make estimates of expected returns and related refund liabilities. We estimate expected returns based upon our assessment of historical and expected cancellations.
We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 65% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.
Revenue is recognized for mid-course corrections and refinement aligners when the promised goods are transferred to the member. Mid-course corrections and refinement aligners represent a promise to transfer goods to members, and not all members order mid-course corrections or refinement aligners. We make our best estimate of mid-course correction and refinement aligner member usage rates, which we use to determine the amount of revenue to allocate to those performance obligations at inception of our aligner sales commitment. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Any material changes to usage rates could impact the timing of revenue recognition, which may have a material effect on our financial position and result of operations.
Amounts received prior to satisfying the above revenue recognition criteria are recorded as a contract liability in our historical consolidated balance sheets.
Equity-based compensation
Prior to the IPO, we issued equity-based compensation awards to team members and non-team members through granting of incentive units. There have been no significant changes to this critical accounting policy which is disclosed in our Final IPO Prospectus.
Following the IPO, we have two types of equity-based compensation awards outstanding: Options and RSUs, including those issued pursuant to IBAs.
We account for equity-based compensation for team members in accordance with ASC 718, “Compensation-Stock Compensation.” In accordance with ASC 718, compensation cost is measured at estimated fair value on grant date and is included as compensation expense over the vesting period during which a team member provides service in exchange for the award.
We used the Black-Scholes Option Pricing Method to allocate the total equity fair value to outstanding Options. The Black-Scholes Option Pricing Method includes various assumptions, including the expected life of Options, the expected volatility, and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, equity-based compensation cost could be materially impacted in future periods.
The fair value of RSUs is determined by our stock price on the date of grant and related compensation expense is generally recognized over the requisite service period.
Income tax expense
SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, that is treated like a corporation. As such, SDC Financial does not pay any federal income taxes, as any income or loss will be included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities are required to be looked at on a stand-alone basis resulting in federal income taxes, and such federal income taxes are included in the consolidated financial statements.
We use the asset and liability method to account for income taxes and apply the principles of ASC 740 in determining when our tax positions should be recognized. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exists, we make a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carryforwards and other deferred tax assets where the recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

In connection with the Reorganization Transactions and the IPO, we entered into the Tax Receivable Agreement with certain of the Continuing LLC Members that provides for the payment by us of 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in SDC Inc.’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the “TRA Payments”). We expect to benefit from the remaining 15% of any of cash savings, if any, that we realize.
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of SDC Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large U.S. bank with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At September 30, 2019, we held no investments in marketable securities.
As of December 31, 2018, we had $55.0 million outstanding under the Term Loan, $65.5 million outstanding under the Delayed Draw Facility, and $31.9 million outstanding under the TCW Warrant Repurchase Obligation. Each bore interest at an annual rate of LIBOR or a reference rate, as defined in the agreement, plus an applicable margin that is based on our leverage (8% on LIBOR margin for the year ending December 31, 2018). In September 2019, the Term Loan and Delayed Draw Facility were repaid in full and the TCW Warrants were repurchased.
In September 2019, we entered into the JPM Credit Facility in an initial aggregate maximum principal amount of $500 million with the potential to borrow up to an additional $250 million. The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. As of September 30, 2019, we had $171.0 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
Foreign currency exchange risk
Historically we have operated primarily in the U.S. and substantially all of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2019 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Our international revenue is currently predominantly from Canada and is denominated in primarily in Canadian dollars, with a limited portion from Australia, New Zealand, the U.K. and Ireland, and denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In particular, in our Costa Rican operations, we pay payroll and other expenses in Costa Rican colones. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.
Our exposures to foreign currency risks may change as we continue to grow our international operations and could have a material adverse impact on our financial results. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options, and/or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect any future hedging activities would have on our operating results.
Inflation risk
Inflationary factors, such as increases in our cost of revenues, advertising costs and other selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or to maintain current levels of selling, general, administrative and other operating expenses as a percentage of revenues if the selling price products do not increase with these increased costs.
Credit risk

We are exposed to credit risk through our SmilePay financing option. In the third quarter of 2019, approximately 66% of our members choose to finance their treatment through SmilePay. As of December 31, 2018, SmilePay amounted to approximately $174.2 million in net receivables and an associated delinquency rate of 10%. As of September 30, 2019, SmilePay amounted to approximately $311.7 million in net receivables and an associated delinquency rate of approximately 9% of revenue. We may experience an increase in payment defaults and uncollectible accounts, and may be required to revise our collection estimates, which would adversely affect our revenue and net income.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectives of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
In the ordinary course of conducting our business, we are involved, from time to time, in various contractual, product liability, intellectual property, and other claims and disputes incidental to our business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to us. In addition, we periodically receive communications from state and federal regulatory and similar agencies inquiring about the nature of our business activities, licensing of professionals providing services, and similar matters. Such matters are routinely concluded with no financial or operational impact on us.
In September and October 2019, a number of purported stockholder class action complaints were filed against us, members of our board of directors, certain of our current officers, and the underwriters of our IPO. The following eight complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company's ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations, the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both matters.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising.  We recently filed a motion to compel individual arbitration pursuant to a mandatory arbitration provision in our terms of service, a motion to dismiss all of the other claims, and a motion for sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure for false statements made in the complaint.  Litigation is in the pleading stage and discovery has not yet commenced.  The Company denies any alleged wrongdoing and intends to vigorously defend against this action.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by us alleging that one of our former members, Align Technology, Inc., had violated certain restrictive covenants set forth in our operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of our operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of our confidential information, and sell its membership units to us or certain of our pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using our confidential information in any manner going forward. We are paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54 million redemption amount and seeking an additional $43 million.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect on our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our Class A common stock could decline. Our business, prospects, financial condition, or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business
We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially adversely affected.
We were organized and began selling clear aligners manufactured by third parties in 2014, and we began selling clear aligners manufactured by us in 2016. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing demand for our products. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing policy, business structure, or operations.
In addition, we have grown rapidly since inception and anticipate further growth. For example, our total revenues increased from $20.6 million for the year ended December 31, 2016 to $423.2 million for the year ended December 31, 2018, and were $553.7 million for the nine months ended September 30, 2019. The number of our employees increased from approximately 225 at December 31, 2016 to approximately 5,400 at September 30, 2019. We have continually been expanding our Nashville, Tennessee headquarters since 2015, and completed the build-out of our Antioch, Tennessee manufacturing facilities in 2018. We opened an Escazu, Costa Rica facility in 2016, expanded the Escazu facility and opened a San Jose, Costa Rica facility in 2017, and replaced the Escazu facility with a larger Cartago, Costa Rica facility in 2018. We also expect to open an additional manufacturing facility near Austin, Texas in early 2020.
This growth has placed significant demands on our management, financial, operational, technological, and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial, and other internal controls, both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy member requirements, or maintain high-quality product offerings, and our business, financial condition, and results of operations could be materially harmed.
We have a history of net losses and we may not achieve or maintain profitability in the future.
We have incurred net operating losses since inception. For the years ended December 31, 2018 and 2017, we incurred net losses of $(74.8) million and $(32.8) million, respectively, and we incurred $(440.5) million of net losses for the nine months ended September 30, 2019. From inception through the present, we have spent significant funds in organizational and start-up activities, to recruit key managers and employees, to develop our clear aligners, to develop our manufacturing and member support resources, and for research and development. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future.
We depend on sales of our clear aligners for the vast majority of our net revenues. Demand for our clear aligners may not increase as rapidly as we anticipate due to a variety of factors, including consumer reluctance to accept teledentistry, a weakness in general economic conditions, or competitive pressures.

We expect that net revenues from sales of our clear aligners will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of teledentistry by consumers is critical to our future success. Delivery of clear aligners via a teledentistry model represents a change from traditional orthodontic treatment, which requires in-person visits, and consumers may be reluctant to accept this model or may not find it preferable to traditional treatment. In addition, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience, particularly in foreign jurisdictions where our advertising may be more heavily regulated. If consumers prove unwilling to adopt our teledentistry model as rapidly or in the numbers that we anticipate, our operating results could be materially harmed.
Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence, and consumer perception of economic conditions. In many markets, dental and orthodontic reimbursement is largely out of pocket for the consumer and, as result, utilization rates can vary significantly depending on economic growth. A general slowdown in the U.S. economy and certain international economies into which we have recently expanded or plan to expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a decrease in the number of overall orthodontic case starts, a reduction in consumer spending on elective or higher value procedures, or a reduction in demand for dental and orthodontic services generally, each of which would have an adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental and orthodontic technologies. If there is a reduction in consumer demand for orthodontic treatment generally, if consumers choose to use a competitive product rather than our clear aligners, or if the average selling price of our clear aligners declines as a result of economic conditions, competitive pressures, or any other reason, our business, results of operations, and financial condition could be materially harmed.
Adverse changes in, or interpretations of, laws, rules, and regulations governing remote healthcare and the practice of dentistry could have a material adverse effect on our business.
Our current business model is dependent, in part, on current laws, rules, and regulations governing remote healthcare and the practice of dentistry. If changes in laws, rules, regulations, or their interpretations are inconsistent with our current business model, we would need to adapt our business model accordingly, and our operations in certain jurisdictions may be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations. See “—Risks Related to Legal and Regulatory Matters—Our business could be adversely affected by ongoing professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.”
We face competition in the market for our clear aligners, and we expect competition from existing competitors and other companies that may enter the market or introduce new technologies in the future, which may decrease our net revenues.
We compete with a handful of smaller companies that collectively have limited market share in the direct-to-consumer clear aligner industry, including Candid Co., Smilelove, and SnapCorrect. To a lesser extent, we also face competition from more well-established competitors in the traditional orthodontic industry, which requires in-person visits, such as Align. We expect some additional competition from other teledentistry solutions, and from new entrants into the orthodontic supply or clear aligner markets. Some of these competitors may have greater resources as well as the ability to leverage existing channels in the dental market to compete directly with us. In addition, we may also face future competition from companies that introduce new technologies. We may be unable to compete with these competitors, and one or more of these competitors may render our technology obsolete or economically unattractive. As we continue to expand internationally, we will face additional competition in geographies outside the U.S. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins, reduced profitability, and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, and financial condition.
We spend significant amounts on advertising and other marketing campaigns to acquire new members, which may not be successful or cost-effective.
We market our aligners and other products through an omni-channel approach supported by media mix modeling and multitouch attribution modeling. Our marketing approach focuses on both offline activities, mainly television, and online digital marketing. We spend significant amounts on advertising and other marketing campaigns to acquire new members, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new members and increase awareness of our products. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict member acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. If, for any reason, any of our marketing campaigns prove less successful than anticipated in attracting new members, we may not be able to recover our marketing spend, and our rate of member acquisition may fail to meet market expectations, either of which could adversely affect our business, results of operations, and financial condition. There can be no assurance that our marketing efforts will result in increased sales of our products.
If our retail partner relationships are not successful, our ability to market and sell our products would be harmed and our financial performance would be adversely affected.
We are developing an oral care product line, which will include non-prescription products to be offered through large, national retail partners. We have limited ability to influence the efforts of our retail partners, and relying on them for a portion of our sales could harm our business for various reasons, including:

•	our retail partners may not devote sufficient resources to the sale of our products or may be unsuccessful in marketing our products;

•	our agreements with retail partners may terminate prematurely due to disagreements or may result in litigation;

•	we may not be able to renew existing retail partner agreements or negotiate future retail partner agreements on acceptable terms; and

•	our agreements with retail partners may preclude us from entering into additional future arrangements.
Sales of a significant portion of our clear aligners may depend on our members’ ability to obtain reimbursement from third-party payors, such as insurance carriers.
Sales of our clear aligners may depend on our members’ ability to obtain reimbursement from third-party payors, such as insurance carriers. Any reduction in insurance or other third-party payor reimbursement currently available to our members for our clear aligners may cause negative price pressure, which would reduce our revenues. Without a corresponding reduction in the cost to produce such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in third-party payor reimbursement. In addition, although we have contracts with certain insurance companies and are negotiating with others, healthcare initiatives in the U.S. may lead third-party payors to decline or reduce reimbursement for our clear aligner treatment, and compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for members to obtain coverage for our clear aligners. Finally, as we expand our sales and marketing efforts outside of the U.S., we face additional risks associated with obtaining and maintaining coverage and securing reimbursement from foreign health care payment systems on a timely basis or at all. Failure by our members to obtain or maintain coverage or to secure adequate reimbursement for our clear aligner treatment by third-party payors could have an adverse effect on our business, results of operations, and financial condition.
Our growth and future success may depend on our ability to enhance our existing products and services or to develop, obtain regulatory clearance for, successfully introduce, and achieve market acceptance of new products and services.
We intend to continually improve and enhance our existing products and services and/or develop and introduce new products and services in order to maintain or increase our sales. The success of new or enhanced products and services may depend on a number of factors, including anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, innovation and timely and successful research and development, obtaining necessary regulatory clearances, anticipating and responding to competing products and technological innovations, adequately protecting our intellectual property rights, effective forecasting and management of product demand, effective management of manufacturing and supply costs, and the quality of our products. There can be no assurance that we will be able to successfully develop and introduce new or enhanced products and services. Even if new or enhanced products and services are successfully introduced, they may not rapidly gain market share and acceptance.
The development of new products and services in the dental and orthodontic industry can be complex and costly. We could experience delays in the development and introduction of new and enhanced products and services, including delays in obtaining any necessary regulatory clearances. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. Even if we successfully innovate and develop new or enhanced products and services, we may incur substantial costs in doing so and our profitability may suffer.
Any failure in our ability to successfully develop, introduce, or achieve market acceptance of new or enhanced products and services, or any problems in the design or quality of any products or services we develop, could have a material adverse effect on our business, results of operations, and financial condition.
Because our current Chairman and Chief Executive Officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, which could negatively impact our business, results of operations, and financial condition.
David Katzman, our Chairman and Chief Executive Officer, has other business interests outside of SmileDirectClub. While we believe that Mr. Katzman presently has adequate time to attend to our business, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business, in which case we could need the services of a full-time Chief Executive Officer. Additionally, there is a risk of conflict of interest with other entities for which David Katzman provides services, which are monitored by our Board. In addition, we have a related party transactions policy, which details procedures to address any related party transactions with Mr. Katzman or any of these entities. The loss of Mr. Katzman to us could negatively impact our operations and financial results. See “—Risks Related to Our Organization and Structure—Pursuant to the Voting Agreement, David Katzman, our Chairman and Chief Executive Officer, controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and his interests may conflict with ours or our stockholders’ in the future.”
A disruption in the operations of our freight carriers or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

We are dependent on commercial freight carriers to deliver our products to our members. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our members on a timely basis. If we cannot deliver our products in an efficient and timely manner, our members may cancel their orders from us or seek other compensation for delays, and our net revenues and gross margin could materially decline. In a rising fuel cost environment, our freight costs will increase. If freight costs materially increase and we are unable to pass that increase along to our members for any reason or otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.
We rely on third-party suppliers for some of our manufacturing components and have limited control over our suppliers, which subjects us to significant risks, including the potential inability to obtain or produce quality products on a timely basis or in sufficient quantities.
We rely on third-party suppliers for several components used in the manufacture of our products. We have limited control over our suppliers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•
inability of our suppliers to satisfy demand for our manufacturing components and to produce sufficient equipment and materials to support our growth, which could disrupt our ability to deliver our products in a timely manner;

•
reduced control over manufacturing standards, controls, procedures, and policies, reduced ability to oversee the manufacturing process, and reduced ability to develop and monitor compliance with our product manufacturing specifications, each of which could negatively impact product quality and reliability;

•	price increases, which could result in lower gross margins;

•	entry into non-cancelable minimum purchase commitments, which could impact our ability to adjust our capacity and inventory and could lead to excess and obsolete equipment and supplies;

•
technology changes by our suppliers, which could disrupt access to required manufacturing capacity or require expensive, time-consuming development efforts to adapt and integrate new equipment or processes;

•	the delay or failure of a key supplier to perform its obligations to us due to financial, operating, or other difficulties;

•	difficulties in quickly establishing additional supplier relationships on commercially acceptable terms in the event that we experience difficulties with our existing suppliers;

•	infringement or misappropriation of our intellectual property;

•	exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade;

•	changes in local economic conditions in areas where our suppliers or logistics providers are located;

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and

•	insufficient warranties and indemnities.
If any of these risks were to materialize, we could face production interruptions, delays, or inefficiencies or could be forced to curtail or cease operations, which could have a material adverse effect on our business, results of operations, and financial condition.
If we encounter manufacturing problems or delays, our ability to generate revenue will be limited.
Historically, we purchased our clear aligners and retainers from third-party manufacturers. In 2016, we opened our first manufacturing facility in Antioch, Tennessee to lower our manufacturing costs, increase supply redundancy, and add capacity to support growth. We have entered into a long-term lease for, and begun construction of, an additional manufacturing facility near Austin, Texas, which we expect to open in early 2020. To date, we have incurred significant capital expenditures related to these facilities, and we expect that capital expenditures will continue to be significant as we further upgrade our Tennessee facilities and open our new Texas facility. These costs could increase significantly, and there is no assurance that the final costs will not be materially higher than anticipated. We are also exploring alternative site manufacturing capabilities both domestically and abroad, which would require additional capital expenditures.
We now manufacture all of our own clear aligners and retainers. While we have rapidly expanded our in-house manufacturing capabilities, there can be no assurance that manufacturing or quality control problems will not arise as we continue to scale-up and automate our production, or that we will be able to do so in a timely manner or at commercially reasonable costs. If we are unable to manufacture a sufficient supply of product, maintain control over expenses, or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our facilities, lead to regulatory fines, or halt or discontinue manufacturing indefinitely.
Our manufacturing processes rely on complex three-dimensional scanning, geometrical manipulation and modeling technologies, and sophisticated 3D printing. Since our clear aligners and retainers are designed for individual members, we manufacture them to fill prescriptions rather than maintaining inventories. If demand for our clear aligners and retainers exceeds our manufacturing capacity, we could develop a substantial backlog of member orders, or would otherwise need to outsource to other manufacturers, which would affect our profitability.
Our manufacturing facilities are subject to periodic regulatory inspections by FDA and other regulatory agencies. If we fail in the future to maintain facilities in accordance with applicable Quality System Regulations enforced by FDA or other regulatory requirements, our manufacturing process could be suspended or terminated, which would have a material adverse effect on our business, results of operations, and financial condition.
We are dependent on some international suppliers, which exposes us to foreign operational and political risks that may harm our business.
We rely on some third party suppliers in Europe and Asia who supply, among other things, certain of the technology and raw materials used in our manufacturing processes. Our reliance on international operations exposes us to risks and uncertainties, including: controlling quality of supplies; political, social, and economic instability; interruptions and limitations in telecommunication services; product or material delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in currency exchange rates; and potential adverse tax consequences. If any of these risks were to materialize, our results of operations may be harmed.
The majority of our operations are conducted in three geographic locations. Any disruption at our facilities could increase our expenses.
Aside from our SmileShops, all of our business and manufacturing operations, in addition to some of our customer service operations, are conducted in and around Nashville, Tennessee, with one manufacturing location expected to open near Austin, Texas in early 2020. All of our treatment planning operations, as well the remainder of our customer service operations, are conducted in Costa Rica. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes, and other natural disasters may not be adequate to cover our losses in any particular case. Any material disruption could materially damage member and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

We operate many of our SmileShops under master license agreements with CVS and Walgreens, each of which, if not renewed after its initial term of five years, will require us to close or relocate a substantial number of our SmileShops.
We have entered into a five-year non-exclusive agreement with CVS Pharmacy, Inc., pursuant to which we have the ability to open up to 1,500 SmileShops within CVS stores across the country, and a five-year non-exclusive agreement with Walgreens, Inc., pursuant to which we have the ability to open any number of SmileShops within Walgreens stores across the country. Each agreement has an initial term of five years. If we are unable to renew either agreement at the end of its term, or if either is otherwise terminated for any reason, we will be required to close or relocate a substantial number of our SmileShops, which could subject us to construction, relocation, and other costs, disruption of our operations, and other risks. In addition, if we terminate either agreement with respect to any particular SmileShop for convenience, for a certain period of time we will be prohibited from opening SmileShops within CVS or Walgreens competitors, as the case may be, in proximity to the terminated SmileShop, which could interfere with our ability to open alternative SmileShops in certain geographic areas. If any of these risks were to materialize, our business, results of operations, and financial condition could be materially harmed.
Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business, results of operations, and financial condition.
We depend on our information technology systems, as well as those of third parties, to develop products and services, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage our operations. Any material disruption or slowdown of our systems or those of third parties upon whom we depend, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, viruses, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to members or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our revenue to decline. If changes in technology cause our information systems, or those of third parties upon whom we depend, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose members, and our business, financial condition, and results of operations could be adversely affected.
There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting confidential member information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our business.
Our international operations subject us to additional costs and risks, and our continued international expansion will subject us to additional costs and risks that may adversely impact our business, results of operations, and financial condition.
We recently entered the markets in Canada, Australia, U.K., Ireland, and New Zealand and plan to enter into additional international markets in the future. There are significant costs and risks inherent in conducting business in international markets. If we expand, or attempt to expand, into additional foreign markets, we will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams, and general managerial resources.
We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into new international markets because of limited brand recognition in certain parts of the world, leading to delayed acceptance of our products and services by consumers in these new international markets. If we are unable to continue to expand internationally and manage the complexity of international operations successfully, our business, results of operations, and financial condition could be adversely affected. If our efforts to introduce our products and services into foreign markets are not successful, we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.
We face risks related to our international sales, including the need to obtain necessary foreign regulatory clearance or approvals.
Sales of our products outside the U.S. will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals or maintain those we already have, including in Canada, Australia, the U.K., Ireland, New Zealand, and the European Union (the “E.U.”). If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. In addition, we anticipate that regulations in certain foreign countries may challenge our teledentistry model. Some international regulations may also limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our members. If any of these risks were to materialize, they could limit our expected international growth and profitability.
As we expand internationally, we will be exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Although the U.S. dollar is our reporting currency, as we expand internationally, a portion of our net revenues and net income will be generated in foreign currencies. Net revenues and net income generated outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our net revenues and net income in our consolidated financial statements. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations. These transactions may not operate to fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our business and financial condition.
The results of the U.K.'s referendum on withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets, and our business.
On June 23, 2016, the U.K. held a referendum in which a majority of voters approved an exit from the E.U., commonly referred to as Brexit. The U.K. government has commenced the legal process of leaving the E.U., but there remains significant uncertainty about when and how the U.K. will officially exit the E.U., if at all, and the possible effects of Brexit, including but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. The uncertainty surrounding the terms of Brexit could negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future. Adverse macroeconomic consequences, such as deterioration in economic conditions, may negatively impact future sales of our products and, particularly in European countries, may negatively impact our international expansion, either of which could have an adverse effect on our business, financial condition, and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain and attract key personnel, we may be unable to pursue business opportunities or develop our products.
We are dependent on the key employees in our clinical engineering, technology development, sales, training, marketing, and management teams. The loss of the services provided by certain of these individuals may significantly delay or prevent the achievement of our business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train, and retain additional qualified personnel. We may not be successful in retaining our key personnel or their services, or in attracting and retaining personnel with the advanced qualifications necessary for the further development of our business. If we are unable to retain and attract key personnel, our business could be materially harmed.
If we are unable to accurately predict our volume growth, and fail to hire a sufficient number of technicians in advance of such demand, the delivery time of our products could be delayed, which could adversely affect our results of operations.
Treatment planning, a key step leading to our manufacturing process, relies on sophisticated computer technology requiring new technicians to undergo an extensive training process. Training setup technicians takes several weeks, and it takes several months for a new technician to achieve his or her full capacity. The non-solicitation provisions of our supply agreement with Align prohibit us from soliciting Align’s current employees in Costa Rica through the end of 2019, and we have also agreed that we will not solicit or hire any employee working at Align, which may restrict our ability to hire experienced team members through 2019. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the time frame our members expect. Such a delay could cause us to lose existing members or fail to attract new members. This could cause a decline in our net revenues and net income and could adversely affect our results of operations for 2019.
If we choose to acquire or invest in new businesses, products, or technologies, instead of developing them ourselves, these acquisitions or investments could disrupt our business and could result in the use of significant amounts of equity, cash, or a combination of both.
From time to time we may seek to acquire or invest in new businesses, products, or technologies, instead of developing them ourselves. Acquisitions and investments involve numerous risks, including:

•	timing of regulatory approvals and clearances;

•	the inability to complete the acquisition or investment;

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating the acquired entities, products, or technologies;

•	risks associated with acquiring intellectual property;

•	difficulties in operating the acquired business profitably;

•	the inability to achieve anticipated synergies, cost savings, or growth;

•	potential loss of key employees, particularly those of the acquired business;

•	difficulties in transitioning and maintaining key partner, distributor, and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience;

•	increased operating costs or reduced earnings;

•	the use of significant amounts of cash, the incurrence of debt, and/or the assumption of significant liabilities; and

•	dilutive issuances of equity securities, which may be sold at a discount to market price.
Any of these factors could materially harm our stock price, business, financial condition, and results of operations.
We offer a financing option to our members, which could adversely affect our financial results.

Other than in certain foreign jurisdictions where prohibited, we offer all of our members our SmilePay option, a financing plan that does not require a credit check. Approximately 65% of our members choose to finance their treatment through SmilePay. For the year ended December 31, 2018, SmilePay amounted to approximately $174.2 million in net receivables and an associated delinquency rate of approximately 10% of revenue (also 10% for 2017). For the nine months ended September 30, 2019, SmilePay amounted to approximately $311.7 million in net receivables and an associated delinquency rate of approximately 9% of revenue. Although our delinquency rate improved from 2017 to 2018, primarily due to improved internal collection processes, the corresponding revenue reduction increased, primarily due to an increase in the number of members using SmilePay. We may experience an increase in payment defaults and uncollectible accounts, and may be required to increase our reduction in revenue, which would adversely affect our net income. In addition, extended payment terms decrease our cash flow from operations.
Our SmilePay financing option subjects us to additional regulations and compliance and other costs.
Our SmilePay program subjects us to complex consumer financial protection laws and regulations, among others. We must comply with all applicable U.S. federal and state legal and regulatory regimes, including but not limited to those governing consumer retail installment credit transactions. Certain U.S. federal and state laws generally regulate the rate or amount of finance charges and fees and require certain disclosures for consumer finance transactions. If we fail to comply with applicable laws, regulations, rules, and guidance, our business could be adversely affected.
Compliance with these laws and regulatory requirements is costly and time-consuming and limits our operational flexibility. Further, failure to comply with these laws and regulatory requirements may, among other things, limit our ability to collect all or part of the balance owing on a member’s SmilePay account. As a result, we may not be able to collect on unpaid principal or finance charges. In addition, non-compliance could subject us to damages, revocation of required licenses or registrations, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings, and civil and criminal liability, which may harm our business and may result in members rescinding their SmilePay account agreements.
We currently contract with a third-party provider to manage the administrative services and maintain regulatory compliance for SmilePay in the U.S. and Canada, as well as to provide the enabling software. Some international regulations may limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, thereby limiting our profitability on sales to members in those locations. While both we and our provider are in the process of obtaining licenses in these jurisdictions, we cannot guarantee that the necessary licenses will be obtained by us or our provider on a timely basis or at all.
Refunds and cancellations could harm our business.
We allow our customers to return aligners, subject to our Smile Guarantee refund policy, which allows any member to return their aligners for any reason within the first 30 days of their treatment and receive a full refund. Additionally, members who follow their treatment plan and do not love their smile may return the remainder of their aligners for a pro-rated refund based on the number of aligners used or get additional aligners, at no additional cost, to address their treatment concerns. At the time of sale, we establish a reserve for aligner returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, operating results, and financial condition could be harmed.
We may be unable to raise additional capital, which could harm our ability to compete.
We expect to expend significant capital to establish an international brand, build manufacturing infrastructure, and develop both product and process technology. These initiatives may require us to raise additional capital over the next few years. We may consume available resources more rapidly than anticipated and we may not be able to raise additional funds when needed or on acceptable terms.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially adversely affected.
An increase in interest rates on our borrowings would increase the cost of servicing our debt and reduce our profitability.
A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates, and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, we may refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our financial condition, liquidity, and cash flows could be materially and adversely affected.
Our outstanding debt instruments contain restrictions and covenants that may limit our operating flexibility and which, if violated, could result in the acceleration of the amounts due.
Our outstanding debt instruments contain financial ratios and certain other covenants, which we are required to satisfy. Complying with these restrictions and covenants may make it more difficult for us to successfully execute our business strategy. We may need to reduce the amount of our indebtedness outstanding from time to time in order to comply with such financial ratios, though no assurance can be given that we will be able to do so.
Our failure to maintain required financial ratios or our breach of the other restrictions or covenants under our debt instruments could result in an event of default under the applicable agreement. Such a default may allow our lenders under the applicable agreement to accelerate all of our outstanding indebtedness and other amounts due and, if we do not pay these amounts, proceed against the collateral securing these obligations. In the future, such a default may also result in the acceleration of other indebtedness.
We may not generate sufficient cash flow to service our debt, pay our contractual obligations, and operate our business.
Our ability to make payments on our indebtedness and contractual obligations, and to fund our operations, depends on our future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory, interest rate, and other factors that are beyond our control. Although senior management believes that we have and will continue to have sufficient liquidity, there can be no assurance that our business will generate sufficient cash flow from operations in the future to service our debt, pay our contractual obligations, and operate our business. In addition, the breach of certain covenants or restrictions in certain of our debt instruments would permit the lenders to declare all borrowings thereunder to be immediately due and payable and, if provided for in the future, cross default provisions may entitle our other lenders to accelerate their loans.

Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting charges.
Accounting principles and related pronouncements, implementation guidelines, and interpretations that we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, equity-based compensation, and other matters, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these accounting pronouncements or their interpretations, or changes in underlying assumptions, estimates, or judgments by our management, could significantly change our reported or expected financial performance.
We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Market conditions have prompted accounting standard setters to issue new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures, or transactions, as well as to issue new standards expanding disclosures. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. It is possible that future accounting standards we would be required to adopt could change the current accounting treatment applied to our consolidated financial statements and such changes could have a material adverse effect on our business, results of operations, financial condition, and liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year beginning after December 2019, that will require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. When the rules are effective, we may be required to account for certain leases as assets and liabilities on our balance sheet. As a result, lease-related assets and liabilities may be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. Though these changes will not have any direct effect on our overall financial condition, these changes will cause the total amount of assets and liabilities we report to increase.
Our effective tax rate may vary significantly from period to period.
Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws both within and outside the U.S., regulations and/or rates, structural changes in our business, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of equity-based compensation, changes in overall levels of pretax earnings, or changes in the valuation of our deferred tax assets and liabilities. Additionally, we could be challenged by state and local tax authorities as to the propriety of our sales tax compliance, and our results could be materially impacted by these compliance determinations.
In addition, our effective tax rate may vary significantly depending on our stock price. The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

Risks Related to Legal and Regulatory Matters
Our business could be adversely affected by ongoing professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.
A number of dental and orthodontic professionals believe that clear aligners are appropriate for only a limited percentage of their patients. National and state dental associations have issued statements and taken out advertisements discouraging use of orthodontics using a teledentistry platform. Increased market acceptance of our remote clear aligner treatment may depend, in part, upon the recommendations of dental and orthodontic professionals and associations, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.
Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. There is a risk that state authorities may find that our contractual relationships with our doctors violate laws and regulations prohibiting the corporate practice of dentistry, which generally bar the practice of dentistry by entities. Two state dental boards have established new rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a new rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require “direct supervision” (meaning the dentist must be physically present somewhere in the building) for the taking of digital oral images. In California, an investigator for the California Dental Board has engaged in a pattern of anticompetitive conduct to interfere with our operations in that state. In Georgia, Alabama, and California, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, and we will continue to pursue litigation where appropriate to combat anticompetitive or otherwise illegal behavior targeting our business model. The Federal Trade Commission and Department of Justice have filed joint amicus briefs on our behalf in both the Alabama and Georgia lawsuits. In addition, a national orthodontic association continues to meet with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. Although, none of these efforts have resulted in rules and regulations being passed to date that would materially impact our business model, it is possible that the rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a national dental association filed a citizen petition with FDA alleging that our manufacturing is in violation of “prescription only” requirements. The FDA denied the petitioners’ request to initiate enforcement action in May 2019.
We are the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee seeking monetary damages for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising. We recently filed a motion to compel individual arbitration pursuant to a mandatory arbitration provision in our terms of service, a motion to dismiss all of the other claims, and a motion for sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure for false statements made in the complaint. While we believe these claims to be without merit, there can be no assurance regarding the outcome of this matter.
In addition, in September and October 2019, a number of purported stockholder class action complaints were filed against us, the members of our board of directors, certain of our current officers, and the underwriters in our IPO. The complaints all allege, among other things, that our registration statement filed with the SEC on August

16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. While we believe these claims to be without merit, there can be no assurance that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.
Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. As of the date of this filing, we have five issued U.S. patents, one allowed U.S. patent, and numerous pending U.S. and global patent applications.
We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. There can be no assurance that any of our patents, any patents licensed to us, or any patents which we may be issued in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. Further, there can be no assurance that we will have adequate resources to enforce our patents.
We also rely on protection of copyright, trade secrets, know-how, and confidential and proprietary information. We generally enter into confidentiality and non-compete agreements with our employees, consultants, and collaborative partners upon their commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition, and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.
We rely on our trademarks, trade names, and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to police the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.
Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews, or other proceedings are, have been, and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope, or non-infringement of certain proprietary rights claimed by third parties to be pertinent to the manufacture, use, or sale of our products or provision of our services. These types of proceedings are unpredictable and may be protracted, expensive, and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products and provide our services, require us to seek a license for the infringed product or technology, or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products or providing our services. Any of these results from litigation could adversely affect our business, financial condition, and results of operations.
We also currently license our treatment setup software under a license from CA Digital gmbH, which provides us exclusive third-party use of the licensed software on a global basis. We do not control the protection of the intellectual property subject to this license and, as a result, although we could seek an alternate source, we are largely dependent upon our licensor to determine the appropriate strategy for protecting such intellectual property.
If we infringe the patents or proprietary rights of other parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited.
Extensive litigation over patents and other intellectual property rights is common in the dental and orthodontic industry. We have in the past and may in the future be the subject of patent or other litigation. From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, and we take necessary steps to ensure that we do not infringe on the rights of others, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings, and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly, or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.
Complying with regulations enforced by FDA and other regulatory authorities is expensive and time-consuming, and failure to comply could result in substantial penalties.
Some of our products are considered medical devices, which are subject to extensive regulation in the U.S. and internationally. FDA regulations are wide ranging and govern, among other things:

•	product design, development, manufacturing, and testing;

•	product labeling;

•	product storage;

•	product safety;

•	pre-market clearance or approval;

•	complaint handling and corrective actions;

•	recordkeeping procedures and postmarket surveillance;

•	advertising and promotion; and

•	product sales and distribution.
The regulations to which we are subject are complex. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees, and civil penalties;

•	repair, replacement, refunds, recall, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

•	withdrawing clearance or pre-market approvals that have already been granted; and

•	criminal prosecution.
If any of these events were to occur, they could harm our business.
We may not receive the necessary authorizations to market our new products, and any failure to timely do so may adversely affect our ability to grow our business.
Our future success will also depend on our ability to obtain regulatory approval or clearance of certain new products. Before we can sell a new medical device in the U.S., or market a new use of, new claim for, or significant modification to a legally marketed device, we must first obtain either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) or other FDA authorizations, if applicable, unless an exemption applies.
In the 510(k) clearance process, before a device may be marketed, FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device, and be as safe and as effective as the predicate device. The 510(k) clearance process can be expensive and uncertain and can take from three to 12 months, but may last significantly longer. Clinical data may be required in connection with an application for 510(k) clearance. Furthermore, even if we are granted regulatory clearances or approvals, they may include limitations on the indications for use or intended uses of the device, which may limit the market for the device.
We market our clear aligners in the U.S. pursuant to 510(k) clearance.
FDA can delay, limit, or deny 510(k) clearance, or other approval or reclassification, of a device for many reasons, including:

•	we may be unable to demonstrate to FDA’s satisfaction that the products or modifications are substantially equivalent to a proposed predicate device or safe and effective for their intended uses;

•	we may be unable to demonstrate that the clinical and other benefits of the device outweigh the risks; and

•	the applicable regulatory authority may identify deficiencies in our submissions or in the facilities or processes of our third party contract manufacturers.
Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business.

In addition, FDA may change its policies, adopt additional regulations, revise existing regulations, or take other actions, or Congress may enact different or additional statutory requirements, which may prevent or delay clearance of our future products under development or impact our ability to modify our currently marketed products on a timely basis. Such policy, statutory, or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current marketing authorizations.
We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products, although we already have regulatory approval in Canada, Australia, the U.K., Ireland, New Zealand, and the E.U. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
Failure to comply with these rules, regulations, self-regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.
Certain modifications to our products may require new 510(k) clearance or other marketing authorizations and may require us to recall or cease marketing our products.
Once a medical device is permitted to be legally marketed in the U.S. pursuant to a 510(k) clearance, a manufacturer may be required to notify FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new premarket submission, but FDA may review any manufacturer’s decision. FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to our products in the past and have determined, based on our review of the applicable FDA regulations and guidance, that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If FDA disagrees with our determinations and requires us to submit new 510(k) notifications, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Our products must be manufactured in accordance with federal, state, and international regulations, and we could be forced to recall our products or terminate production if we fail to comply with these regulations.
The methods used in, and the facilities used for, the manufacture of our products must comply with FDA’s Quality System Regulation (“QSR”) which is a complex regulatory scheme that covers the procedures and documentation of, among other requirements, the design, testing, validation, verification, complaint handling, production, process controls, quality assurance, labeling, supplier evaluation, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. FDA enforces the QSR through, among other oversight methods, periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of contractors, suppliers, or contract manufacturing organizations. Our products are also subject to similar state regulations as well as similar laws and regulations of foreign countries. Our failure to comply with the QSR or similar requirements could result in enforcement actions, sanctions, recalls, detentions, seizures, or similar market actions with respect to our products, among other potential consequences. If any of these or other events occur, there could be a negative impact on the supply of our products, our reputation could be harmed, we could be exposed to product liability claims, and we could lose customers and suffer reduced revenue and increased costs.
Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.
We are required to timely file various reports with FDA, including reports required by the medical device reporting regulations (“MDRs”) which require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur to the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.
A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies, or failures to comply with applicable regulations. If we do not adequately address problems associated with our devices, we may face additional regulatory requirements or enforcement action, including required new marketing authorizations, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal proceedings.
We may initiate voluntary withdrawals, removals, or corrections for our products in the future that we determine do not require notification of FDA. If FDA disagrees with our determinations, it could require us to report those actions and we may be subject to enforcement action. A future recall announcement or other corrective action could harm our financial results and reputation, potentially lead to product liability claims against us, require the dedication of our time and capital, and negatively affect our sales.
In addition, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, in November 2018, FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. It is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration has taken several executive action that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Extensive and changing government regulation of the healthcare industry may be expensive to comply with and exposes us to the risk of substantial government penalties.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state, and local levels, some of which are, and others of which may be, applicable to our business, including certain federal and state healthcare laws and regulations pertaining to fraud and abuse, such as anti-kickback, self-referral, false claims, and consumer protection laws.
Further, the healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. By way of example, in response to perceived increases in health care costs, Congress passed health care reform legislation that was signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the healthcare coverage expansions provided for therein. The most relevant of these provisions to our business are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. The healthcare market itself is highly regulated and subject to changing political, economic, and regulatory influences. Complying with these laws and regulations could be expensive and time-consuming, and could increase our operating costs or reduce or eliminate certain of our sales and marketing activities or our revenues. If we or our operations are found to be in violation of any of these laws and regulations, we may be subject to penalties that could materially adversely affect our business, results of operations, and financial condition.
Changes in the regulation of the internet could adversely affect our business.
Laws, rules, and regulations governing internet communications, advertising, and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities.
We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, and storage of personally identifiable information, including personal health information, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
In order to provide our products and services, we routinely receive, process, transmit, and store personally identifiable information (“PII”), including personal health information, of individuals, as well as other financial, confidential, and proprietary information belonging to our members and third parties from which we obtain information (e.g., private insurance companies, financial institutions, etc.). The receipt, maintenance, protection, use, transmission, disclosure, and disposal of this information is regulated at the federal, state, international, and industry levels, and we may also have obligations with respect to this information pursuant to our contractual requirements. These laws, rules, and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations, and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations.
These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as “HIPAA”). Among other requirements, HIPAA establishes privacy and security standards for the protection of Protected Health Information (“PHI”) by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services. HIPAA imposes mandatory penalties for certain violations. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity or business associate knew or should have known of the failure to comply, or whether the failure to comply was due to willful neglect. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases, and HIPAA standards have been used as the basis for duty of care in state civil suits, such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of Health and Human

Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. HIPAA requires notification of affected patients and HHS, and in certain cases media outlets, for unauthorized acquisition, access, use, or disclosure of PHI, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals.
We have members throughout all 50 states, and our solutions may contain healthcare information of patients located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law, for instance in California. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information are proposed, enacted, or expanded or become more complex, the risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased member demands for enhanced data security infrastructure, could greatly increase our cost of providing our products or services, decrease demand for our products or services, reduce our revenue, and/or subject us to additional liabilities.
We are also subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws in Canada. PIPEDA is the federal privacy law for private-sector organizations. It sets out the ground rules for how businesses must handle personal information in the course of commercial activity. Under PIPEDA, we must obtain an individual’s consent when we collect, use, or disclose that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties or possible damage awards for the tort of public humiliation.
As we expand internationally, are also subject to additional privacy rules, many of which, such as the E.U.’s General Data Protection Regulation (the “GDPR”) are significantly more stringent than those in the U.S. We also cannot determine the impact that future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our member and consumer relationships and reputation, and result in lost sales, fines, or lawsuits.
Noncompliance or findings of noncompliance with applicable laws, regulations, or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss, or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third party service providers, could have a material adverse effect on our reputation and business, including, among other consequences, mandatory disclosure to the media, loss of existing or new members, significant increases in the cost of managing and remediating privacy or security incidents, and material fines, penalties, and litigation awards, any of which could have a material adverse effect on our business, results of operations, and financial condition.
We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cyber-security breaches and other disruptions that could compromise our information. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation and have a material adverse effect on our business, results of operations, and financial condition.
We use, obtain, and process large amounts of confidential, sensitive, and proprietary data, including PHI subject to HIPAA and PII subject to state and federal privacy, security, and breach notification laws. The secure processing and maintenance of this information is critical to our operations and business strategy. If our or our members’ confidential information is lost, improperly disclosed, or threatened to be disclosed, our insurance may not protect us from these risks.

Our website and information systems may be subject to computer viruses, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents, including employee or system error, causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. It is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our members to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance, or similar disruptive problems. If we fail to meet our members’ expectations regarding the security of healthcare information, we could incur significant liability and be subject to regulatory scrutiny and penalties and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. We could be forced to expend significant resources investigating the cause of the incident, repairing system damage, increasing cyber- security protection, and notifying and providing credit monitoring to affected individuals. Concerns over our privacy practices could adversely affect others’ perception of us and deter members, advertisers, and partners from using our products. All of this could increase our expenses and divert the attention of our management and key personnel away from our business operations. Member care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from these risks.
We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products or marketing or advertising efforts.
In connection with the marketing or advertisement of our products and services, we could be the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising or marketing practices, including under the auspices of the Federal Trade Commission (the “FTC”) and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products and services, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.
If we are found to have breached any consumer protection, advertising, unfair competition, or other laws or regulations, we may be subject to enforcement actions that require us to change our marketing and business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties, and adverse publicity that could cause reputational harm and loss of member trust, which could have an adverse effect on our business.
We are subject to a number of risks related to the credit card and debit card payments we accept.
We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, results of operations, and financial condition.
If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit and debit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our members’ credit or debit cards on a timely basis or at all, our business, revenue, results of operations, and financial condition could be harmed.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated in exploiting weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our members could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher card-related costs, each of which could harm our business, results of operations, and financial condition.
We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, card holders, and transactions.
If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendor may increase our transaction fees or terminate its relationship with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our products and services to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.
Issues related to the quality and safety of our products, raw materials, or packaging could cause a product recall or discontinuation or litigation, resulting in harm to our reputation and negatively impacting our business, results of operations, and financial condition.
Medical devices involve an inherent risk of product liability claims and associated adverse publicity. Our products generally maintain a good reputation with members, but issues related to quality and safety of products, raw materials, or packaging could jeopardize our image and reputation. Negative publicity related to these types of concerns, whether valid or not, might negatively impact demand for our products or cause production and delivery disruptions. We may need to recall or discontinue products if they become unfit for use. In addition, we could potentially be subject to litigation or government action, which could result in payment of fines or damages. Although we intend to continue to maintain product liability insurance, adequate insurance may not be available on acceptable terms, if at all, and may not provide adequate coverage against potential liabilities. Also, other types of claims asserted against us may not be covered by insurance. A successful claim brought against us in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against us, could harm our business, results of operations, and financial condition. Any claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing our expenses and diverting management’s attention away from the operation of our business, and could harm our business. Cost associated with these potential actions could negatively affect our business, results of operations, and financial condition.
Risks Related to Our Organization and Structure
Pursuant to the Voting Agreement, David Katzman, our Chairman and Chief Executive Officer, controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and his interests may conflict with ours or our stockholders’ in the future.

Holders of our Class A common shares and our Class B common shares vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to ten votes. Certain trusts affiliated with David Katzman, our Chairman and Chief Executive Officer, Steven Katzman, our Chief Operating Officer, Jordan Katzman and Alexander Fenkell, our co-founders, and certain of their affiliated trusts and entities (collectively, the “Voting Group”) are party to a Voting Agreement (the “Voting Agreement”), pursuant to which the Voting Group has given David Katzman, sole voting, but not dispositive, power over the shares of our Class B common stock beneficially owned by the Voting Group. Accordingly, pursuant to the Voting Agreement, David Katzman controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders. So long as 9.4% of shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control of the outcome of matters submitted to a stockholder vote. Even when the Voting Group ceases to own shares of our common stock representing a majority of the total voting power, for so long as the Voting Group continues to own a significant percentage of our common stock, David Katzman, through his voting power, will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, David Katzman will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, until the earlier of (i) the ten-year anniversary of the consummation of our initial public offering or (ii) the date on which the shares of Class B common stock held by the Voting Group and their permitted transferees represent less than 15% of the Class B common stock held by the Voting Group and their permitted transferees as of immediately following the consummation of our initial public offering, David Katzman will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of voting power could deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
David Katzman and Camelot Venture Group (“Camelot”), with which he and certain other members of the Voting Group are affiliated, engage in a broad spectrum of activities. While the SDC Financial LLC Agreement restricts the Continuing LLC Members from engaging in certain competing business activities, David Katzman and Camelot may engage in activities where their interests conflict with our interests or those of our stockholders.
We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement.
We are a holding company and have no material assets other than our ownership of LLC Units. Our ability to pay cash dividends will depend on the payment of distributions by our current and future subsidiaries, including SDC Financial, SDC LLC and SDC Holding, and such distributions may be restricted as a result of regulatory restrictions, state law regarding distributions by a limited liability company to its members, or contractual agreements, including any future agreements governing their indebtedness.
SDC Financial is treated as a flow-through entity for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SDC Financial and will also incur expenses related to our operations. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the SDC Financial LLC Agreement requires SDC Financial to make certain distributions to us and the Continuing LLC Members, calculated using an assumed tax rate, to facilitate the payment of taxes with respect to the income of SDC Financial that is allocated to us and them. We also incur expenses related to our operations and will cause SDC Financial to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses and to fund our payment of amounts due under the Tax Receivable Agreement. Because tax distributions are based on an assumed tax rate, SDC Financial may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that SDC Financial would have paid if it were itself taxed on its net income. SDC Financial’s ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of SDC Financial’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, and our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest.
SDC Financial may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the Continuing LLC Members would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their LLC Units.
We will receive a portion of any distributions made by SDC Financial. Any cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the SDC Financial LLC Agreement requires SDC Financial to make certain distributions to us and the Continuing LLC Members, pro rata, to facilitate the payment of taxes with respect to the income of SDC Financial that is allocated to us and them. To the extent that the tax distributions we receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments, and other expenses, we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make distributions to the holders of our Class A common stock, (ii) to acquire additional newly issued LLC Units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
No adjustments to the redemption or exchange ratio of LLC Units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, buy additional LLC Units or lend them to SDC Financial, this may result in shares of our Class A common stock increasing in value relative to the LLC Units. The holders of LLC Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Units or if we acquire additional LLC Units (whether from SDC Financial or from holders of LLC Units) at a price based on the market price of our Class A common stock at the time.
Pursuant to the Tax Receivable Agreement, we will be required to pay the Continuing LLC Members for certain tax benefits we may claim as a result of the tax basis step-up we receive in connection with our initial public offering, as well as subsequent exchanges of LLC Units for shares of Class A common stock or cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre-IPO Investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash are expected to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of SDC Financial to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service (“IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.
We and SDC Financial entered into the Tax Receivable Agreement, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. While the actual increase in tax basis, as well as the actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of SDC Financial attributable to our interests in SDC Financial, during the expected term of the Tax Receivable Agreement, the payments that we may make to the Continuing LLC Members could be substantial.
The payment obligation under the Tax Receivable Agreement is our obligation and not an obligation of SDC Financial. In addition, the Continuing LLC Members will not reimburse us for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, although excess payments made to any Continuing LLC Member may be netted against payments otherwise to be made, if any, to the relevant Continuing LLC Member after our determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, in certain circumstances we may make payments to the Continuing LLC Members under the Tax Receivable Agreement in excess of our actual cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
In addition, the Tax Receivable Agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, a material breach of our obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, our (or our successor’s) obligations with respect to exchanged or acquired LLC Units (whether exchanged or acquired before or after such change of control or early termination) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement, and, in the case of certain early termination elections, that any LLC Units that have not been exchanged will be deemed exchanged for the market value of the Class A common stock at the time of termination. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay attempts to acquire us that stockholders might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of us more difficult without the approval of our board of directors. Among other things, these provisions:

•
allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•
preclude stockholder action by written consent at any time when the Voting Group controls, in the aggregate, less than 30% of the voting power of our stock entitled to vote generally in the election of directors, unless such action is unanimously recommended by the board;

•
provide that our bylaws may be amended or repealed only by a majority vote of our board of directors or by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of us, including actions that our stockholders may deem advantageous, or could negatively affect the market price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that stockholders desire.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents, (iii) action asserting a claim against us or any our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine, provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall, with limited exceptions, be another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Provisions in our organizational documents regarding exculpation and indemnification of our directors and officers may result in substantial expenditures by us and may discourage lawsuits against our directors and officers.
Our amended and restated certificate of incorporation and amended and restated bylaws, to the maximum extent permissible under Delaware law, eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty. These provisions may discourage us, or our stockholders through derivative litigation, from bringing a lawsuit against any of our current or former directors or officers for any breaches of their fiduciary duties, even if such legal actions, if successful, might benefit us or our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws will provide that we will, to the fullest extent permitted by Delaware law, indemnify our directors and officers for costs or damages incurred by them in connection with any threatened, pending, or completed action, suit, or proceeding brought against by reason of their positions as directors and officers. We are also party to indemnification agreements with each of our directors and executive officers and maintain directors’ and officers’ insurance. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers.
Risks Related to Our Common Stock
We are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards.
Pursuant to the Voting Agreement, David Katzman, our Chairman and Chief Executive Officer, controls a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a controlled company, we have elected not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock:

•	a majority of our board of directors consists of “independent directors,” as defined under the rules of such exchange;

•	our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•
our board of directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

The majority of our directors are not independent and, other than the audit committee, our board committees are not composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements, and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have taken advantage of certain exemptions discussed above. As a result, the information we provide is different than the information that is available with respect to other public companies. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and the market price of our Class A common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and NASDAQ. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, other regulatory action, and potentially civil litigation.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.
As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
The trading price of shares of our Class A common stock has declined significantly since our initial public offering and may continue to be volatile.
The market price of our Class A common stock has declined significantly since our initial public offering and may continue to be highly volatile and subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. The market price of shares of our Class A common stock may be affected by a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, adverse publicity surrounding our business, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about us and our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, adverse publicity about the industries we participate in, or individual scandals.
In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and diversion of our management’s attention and resources. See “We are the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.”
We have no current plans to pay cash dividends on our Class A common stock; as a result, our stockholders may not receive any return on investment unless our stockholders sell their Class A common stock for a price greater than that which they paid for it.
We have no current plans to pay dividends on our Class A common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends may be restricted by the terms of any of our future debt financing arrangements, which may contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, our stockholders may not receive any return on an investment in our Class A common stock unless they sell their Class A common stock for a price greater than that which they paid for it.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this prospectus and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports, the market price of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one of more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our reporting results do not meet their expectations, the market price of our Class A common stock could decline.
The dual-class structure of our common stock may adversely affect the trading market for our Class A Shares.
S&P Dow Jones’ criteria for inclusion of shares of public companies on certain indices, including the S&P 500, excludes companies with multiple classes of shares from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any exclusion from such indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
If we or the Pre-IPO Investors sell additional shares of our Class A common stock, the market price of our Class A common stock could decline.
The sale of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur, including sales by the Continuing LLC Members, could adversely affect the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. In addition, subject to certain limitations and exceptions, pursuant to certain provisions of the Seventh Amended and Restated Limited Liability Company Agreement, the Continuing LLC Members may exchange LLC Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock. All of the LLC Units and shares of Class B common stock are exchangeable for shares of our Class A common stock.
Each of our directors and officers, and substantially all of our Pre-IPO Investors, have entered into lock-up agreements with the underwriters of our initial public offering that restrict their ability to sell or transfer their shares of Class A common stock until 180 days following the date of our initial public offering. J.P. Morgan Securities LLC, however, may, in its sole discretion, permit our officers, directors, and other current equity holders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
After the lock-up agreements expire, and assuming the Continuing LLC Members exchange all of their LLC Units for shares of our Class A common stock, up to an additional 279,474,505 shares of Class A common stock will be eligible for sale in the public market, the majority of which are held by our executive officers, directors, and their affiliated entities, and will be subject to volume limitations under Rule 144 and various vesting conditions. Additionally, certain of our executive officers and directors own options exercisable for shares of Class A common stock.
In addition, on September 16, 2019, we filed a registration statement on Form S-8 under the Securities Act to register 44,259,239 shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our Omnibus Plan and SPP. Accordingly, shares of Class A common stock registered under such registration statement if, when, and to the extent issued under these plans, will be available for sale in the open market.
We are party to the Registration Rights Agreement with Pre-IPO investors, whereby, following the initial public offering and the expiration of the related 180-day lock-up period, we may be required to register under the Securities Act the sale of shares of our Class A common stock held by Pre-IPO Investors, including shares that may be issued to Continuing LLC Members upon exchange of their LLC Units. Shares of Class A common stock registered pursuant to the Registration Rights Agreement will also be available for sale in the open market upon such registration unless restrictions apply.
As restrictions on resale end, the market price of our Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Prior to the closing of the IPO, in connection with the Reorganization Transactions, the Company issued (i) an aggregate of 41,144,843 shares of Class A common stock to certain pre-IPO investors in consideration for the Blocker Mergers; and (ii) an aggregate of 279,474,505 shares of Class B common stock, $0.0001 par value per share (the “Class B Common Stock”), to certain pre-IPO investors who are Continuing LLC Members, representing one share of Class B common stock for each LLC Unit in SDC Financial.

No underwriters were involved in the issuance and sale of the shares of Class A common stock or Class B common stock. The issuances of the shares of Class A common stock and Class B common stock described in the foregoing paragraph were made in reliance on Section 4(2) of the Securities Act and Rule 506 thereunder.

Use of Proceeds

On September 16, 2019, we completed the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-233315), which was declared effective on September 11, 2019.

Under the Registration Statement, we issued and sold 58,537,000 shares of our Class A common stock at a price of $23.00 per share. We received net proceeds of approximately $1,286 million, net of underwriting discount but before offering expenses of approximately $7.0 million. To date we have used the net proceeds we received from the IPO as follows: (i) approximately $585.5 million to purchase and cancel LLC Units from pre-IPO investors and shares of Class A common stock from the Blocker equityholders, in each case at a price per LLC Unit or share, as applicable equal to the public offering price per share of Class A common stock in the IPO, less the underwriting discount; (ii) approximately $38.0 million to pay incentive bonuses to certain employees pursuant to the IBAs; (iii) approximately $81.6 million to fund the tax withholding and remittance obligations related to the IBAs; (iv) approximately $111.0 million to purchase and cancel LLC Units from the pre-IPO investors other than Preferred Unitholders pursuant to the terms of our 2018 Private Placement. There has been no material change in the use of proceeds as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of SmileDirectClub, Inc.	8-K	001-39037	3.1	09/17/2019
3.2	Amended and Restated By-laws of SmileDirectClub, Inc.	8-K	001-39037	3.2	09/17/2019
4.1	Voting Agreement by and among David Katzman and the parties named therein	8-K	001-39037	10.3	09/17/2019
4.2	Registration Rights Agreement	S-1/A	333-233315	4.2	09/09/2019
10.1	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-233315	10.1	09/09/2019
10.2	Seventh Amended and Restated Limited Liability Company Agreement of SDC Financial LLC	8-K	001-39037	10.1	09/17/2019
10.3	Tax Receivable Agreement, by and among SmileDirectClub, Inc. and certain holders described therein	8-K	001-39037	10.2	09/17/2019
10.4	Loan and Security Agreement, dated as of June 14, 2019, by and among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as seller and servicer, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto	S-1	333-233315	10.4	08/16/2019
10.5	SmileDirectClub, Inc. 2019 Omnibus Incentive Plan	S-8	333-233773	4.1	09/16/2019
10.6	SmileDirectClub, Inc. 2019 Stock Purchase Plan	S-8	333-233773	4.2	09/16/2019
10.7	Form of SmileDirectClub, Inc. Change in Control Severance Agreement	S-1/A	333-233315	10.7	09/09/2019
10.8	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice	S-1	333-233315	10.8	08/16/2019
10.9	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Stock Option Grant Notice	S-1/A	333-233315	10.9	09/09/2019
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMILEDIRECTCLUB, INC.
(Registrant)

November 14, 2019	/s/ David Katzman
Date	David Katzman
Chief Executive Officer
(Principal Executive Officer)

November 14, 2019	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)