Form 10-K
period 2019-12-31
SmileDirectClub, Inc.
filed 2020-03-10
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2020:
Class A Common Stock: 103,513,761
Class B Common Stock: 280,801,241
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference herein:
Portions of the definitive Proxy Statement of SmileDirectClub, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of stockholders to be held on May 28, 2020 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•	our ability to effectively manage our growth;

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our sales and marketing efforts;

•	our manufacturing capacity and performance and our ability to reduce the per unit production cost of our clear aligners;

•	our ability to obtain regulatory approvals for any new or enhanced products;

•	our ability to obtain regulatory approval in new markets;

•	our estimates regarding revenues, expenses, capital requirements, and needs for additional financing;

•	our ability to effectively market and sell, consumer acceptance of, and competition for our clear aligners in new markets;

•	our relationships with retail partners and insurance carriers;

•	our research, development, commercialization, and other activities and projected expenditures;

•	changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•
changes in current laws and regulations governing remote healthcare and the practice of dentistry, and changes in those laws, regulations, or interpretations that are inconsistent with our current business model;

•	our relationships with our freight carriers, suppliers, and other vendors;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber-attacks);

•	the adequacy of our risk management framework;

•	our cash needs and ability to raise additional capital, if needed;

•	our intellectual property position;

•	our exposure to claims and legal proceedings; and

•	other factors and assumptions described in this Annual Report on Form 10-K.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1. Business
Our Company
SmileDirectClub was founded on one simple belief: everyone deserves a smile they love.
We are the industry pioneer as the first direct-to-consumer medtech platform for transforming smiles. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry.
Our clear aligner treatment addresses the large and underserved global orthodontics market. We believe we are the leading player in this early but massive opportunity and that our aligner treatment can help over 90% of people with malocclusion, to some extent, to achieve a better smile.
Our vertically integrated model enables us to solve critical problems around cost, convenience, and access to care. We offer professional-level service and high-quality clear aligners at a cost of $1,895, up to 60% less than traditional orthodontic solutions. We achieve this cost savings while maintaining high quality by removing the overhead cost of multiple in-person doctor visits and managing the entire member experience, all the way from marketing to aligner manufacturing, fulfillment, treatment by a member’s doctor, and monitoring through completion of their treatment, which is enabled by our proprietary teledentistry platform, SmileCheck. These efficiencies enable us to pass the cost savings directly to our members and allow doctors to focus on what matters most: providing convenient access to excellent clinical care. To further democratize access to care, we offer our members the option of paying the entire cost of their treatment upfront or enrolling in our financing program, SmilePay, a convenient monthly payment plan. We also accept insurance and as of December 31, 2019, are in-network with United Healthcare and Aetna.
Our member journey starts with two convenient options: a member books an appointment to take a free, in-person 3D oral image at any of our over 350 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong and the U.K., or requests an easy-to-use, doctor prescribed impression kit online, which we mail directly to their door. Using the image or impression, along with the other information collected from the member, we create a draft custom treatment plan that demonstrates how the member’s teeth will move during treatment. Next, via SmileCheck, a state licensed doctor within our network reviews the information collected from the member, and if deemed appropriate for treatment by the state licensed doctor, reviews and modifies, as deemed necessary by the state licensed doctor, the treatment plan until it has been finalized and approved by that state licensed doctor. If the member is a good candidate for clear aligners, the member has the opportunity to review a 3D rendering of how their teeth will move over time and, if the member decides to purchase, the state licensed doctor issues the prescription for treatment and the manufacturing of the aligners. We then manufacture and ship the aligners directly to the member. SmileCheck is also used by the treating doctor to monitor the member’s progress, request additional information and/or clearances from the member, and enables seamless communication with the member over the course of treatment. Upon completion of treatment, a majority of our members purchase retainers every six months to prevent their teeth from relapsing to their original position. We also offer a growing suite of ancillary oral care products, such as whitening kits, toothbrushes, toothpaste, a water flosser, SmileSpa and a variety of other ancillary oral care products to maintain a perfect smile.
Since our founding in 2014, we have helped over 1,000,000 members across all 50 U.S. states, Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong and the U.K., and have opened over 350 SmileShops, including in partnership with CVS and Walgreens as of December 31, 2019. In January, we expanded our operations into Hong Kong. Our rapid growth validates our value proposition and compelling business model.
Our Member Journey
Through our member-centric platform, we have disrupted the traditional orthodontics industry, and in the process have helped over 1,000,000 members and growing.
Members start their journey by visiting our website, where they can learn about how our process works, read first-hand reviews from other members, and view before and after photos. Members then proceed with their journey through one of two convenient options:

•
In person at a SmileShop: A member can use our website to easily book an appointment to take a free, in-person 3D oral image at any of our over 350 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K. At the 30-minute appointment, one of our team members (“SmileGuides”) uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the member’s smile.

•
Remotely with an impression kit: A member can request an easy-to-use doctor prescribed impression kit online, which we mail directly to their door pursuant to the prescription of a licensed doctor. Our impression kits are simple to use and can typically be completed by a member within 30 minutes. The member then returns their completed impression in a prepaid shipping box so that the impression can be scanned and digitized by our affiliated dental lab.

Once completed, the image or impression is used to create a digital map of the member’s mouth, which our trained technicians use to create a draft custom treatment plan that contains the clinical protocols for how the member’s teeth will move during treatment. The treatment plan is then sent to a state licensed doctor in our network. Within 48 hours, the doctor reviews the treatment plan, together with the member’s oral photos, dental and health history, and chief complaint, and, where appropriate, approves the member’s clinical information and treatment plan and prescribes custom-made clear aligners. The state-licensed dentist may also request additional information before making any determination where required by state law or otherwise desired by the dentist, or reject the patient for treatment using our teledentistry platform.
At this point in the journey, we offer our members two payment options to purchase the prescribed aligners: pay the full cost of treatment upfront or enroll in SmilePay, a convenient monthly payment plan that provides a flexible payment option to make our clear aligner treatment even more accessible. With a $250 down payment and an average monthly payment of only $85, SmilePay provides a more affordable option for those who cannot make the $1,895 full payment upfront.
Following a member’s purchase, we manufacture and ship the full set of custom-made clear aligners directly to the member. The average treatment lasts approximately six months. Once a member begins treatment, the member is required to upload photos and other information to SmileCheck at least every 90 days for their treating doctor to review and order any mid-course corrections or refinements, as needed. In addition, members can connect with their treating doctor at any point in the process through SmileCheck or we can facilitate communications with their treating doctor via other means if desired by the member or the treating doctor.

As a testament to our confidence in the quality and efficacy of our product, we offer a Smile Guarantee. Our Smile Guarantee ensures a full refund if a member is not satisfied for any reason within the first 30 days and a pro-rated refund, or additional aligners at no cost for further adjustment, if the member is not satisfied at any point later in the process. Upon completion of treatment, a majority of our members purchase retainers every six months to prevent their teeth from relapsing to their original position. We also offer a growing suite of ancillary oral care products, such as whitening kits, toothbrushes, toothpaste, and other ancillary oral care products to maintain a perfect smile.
Throughout our member journey, we are singularly focused on delivering an exceptional member experience. We manage every member touchpoint and communication, enabling us to continually refine and optimize the member experience.
Our Strengths
We believe our strengths will allow us to maintain and extend our position as the leading direct-to-consumer clear aligner provider. Below is a summary of our key strengths:
Mission-driven brand with positive member experience
Our mission is to democratize access to a smile each and every person loves, and we strive to create the best possible experience doing so. Our commitment to member experience has produced an average net promoter score of 53 since inception. More than 95% of our members surveyed would recommend our SmileShop experience to friends and over 20% of our members today come through referrals. We believe we enjoy the largest reach and presence on social media relative to our competitors, with over 550,000 likes on Facebook and over 425,000 followers on Instagram as of December 31, 2019. Clear aligners are a highly considered purchase, and our scale and member satisfaction are important criteria that will enable us to maintain our position as the leading direct-to-consumer clear aligner provider.
Omni-channel presence with a large SmileShop network
With two options for members to start their journey, we empower members to choose how they would like to interact with us. If a member chooses to order a doctor prescribed impression kit, we will mail one directly to their door. Alternatively, we have a network of over 350 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K., which provides an in-person experience to members who prefer that channel.
SmileShops have historically been a key driver in expanding access to care by reducing the friction of purchase and improving our member conversion. Furthermore, our SmileShops require little capital investment, with minimal upfront capital expenditure.
In addition to our stand-alone SmileShops, we have opened SmileShops in partnership with prominent retailers. We are party to five-year non-exclusive agreements with both CVS Pharmacy, Inc. and Walgreen Co. With a CVS location within three miles of 70% of Americans and a Walgreens or affiliate location within five miles of 78% of Americans, these relationships further increase the convenience and accessibility of our products in areas where we do not currently have a SmileShop presence, and also improve our brand awareness and provide another touchpoint to increase our member conversion. We have also entered into similar arrangements with other domestic and international retailers such as Chemist Warehouse.
Exclusive licensed doctor network across all 50 U.S. states, Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K.
We have a network of approximately 250 orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong and the U.K. who are fully licensed across these jurisdictions to meet regulatory requirements, and we continue to successfully expand our doctor network to support our growth. In addition, we believe our domestic doctor network is sufficient to support our growth. The doctors in our network evaluate whether members are viable candidates for clear aligner therapy and if they move forward with treatment, they are responsible for evaluating our members’ progress throughout treatment, and are available to answer any questions should members need additional assistance.
SmilePay captive financing increases accessibility and reduces purchasing friction
SmilePay is a key element to democratizing access to care and removing price as a limiting factor for our members. As of December 31, 2019, approximately 65% of our members elect to purchase our clear aligners using SmilePay, which does not require a credit check. With SmilePay, a $250 down payment is required up front, which covers the cost of manufacturing the aligners. The remaining cost is financed over 24 months at an average monthly cost of $85 per month. For the years ended December 31, 2019 and 2018, we offered SmilePay at an APR of approximately 17%, which had an associated delinquency rate of approximately 9% and 10% of revenue for the years ended December 31, 2019 and 2018, respectively. We believe SmilePay, as a captive offering, reduces purchasing friction by removing the complex third-party financing process, resulting in higher member conversion and a better overall member experience.
Vertical integration powered by SmileCheck allows us to optimize every step of the member journey
We are the first clear aligner company to build a scalable, integrated technology platform and doctor network for teledentistry. We manage the entire end-to-end process in a member’s journey, from the moment a member visits the website all the way through aligner manufacturing, fulfillment, and treatment monitoring by a member’s doctor through completion of their treatment. Our proprietary software platform, SmileCheck, supports rapid and efficient communication between our members and their treating doctors, and the clinical and customer care teams.
Managing the member journey from start to finish provides us with a comprehensive understanding of our members and enables us to provide personalized, data-driven insights. It also enables us to quickly test and pilot new solutions, and rapidly implement changes to our platform in order to deliver the best outcome for our members and our business.
Our expertise in leveraging data and process engineering allows us to continually evolve how we interact with our members.
Our Growth Strategy
Our mission is to provide everyone with a smile they love. We accomplish this by democratizing access to more affordable and convenient orthodontic care. We believe there is significant opportunity to further grow our member base. We have helped over 1,000,000 members out of a worldwide opportunity of approximately 500 million members. We plan to grow by continuing to pursue the following key growth strategies:
Increase demand and conversion
Given that we have captured less than 1% of the total market opportunity, we plan to grow our member base by continuing to focus our marketing efforts on the approximately 85% of people globally who have malocclusion.
Our process engineering expertise, along with our meticulous attention to each step of the member experience, enables us to continually improve conversion at each of the hundreds of touchpoints throughout the member journey. We have been able to accomplish these improvements in conversion through our CRM strategies, educational efforts, technology advancements, and data-driven insights.
We see significant opportunity to continue increasing overall demand for our products and improving conversion at every touchpoint across our member acquisition funnel.
Expand services internationally
We currently operate in seven countries outside the U.S. and believe we can expand to other regions in the future. With approximately 75% of the total market opportunity outside of the U.S., we see significant opportunity to grow internationally.

Introduce new products
We remain focused on developing products to further differentiate our offering and disrupt the oral care industry. For instance, we are developing products to further penetrate the oral care market and have already launched numerous ancillary products such as retainers, toothbrushes, toothpaste, water flosser, SmileSpa, lip balm, MoveMints, BrightOn premium whitening, and an LED accelerator light to address our members’ oral care needs, along with many other oral care products. We believe that our growing suite of products will lengthen our relationship with our members and enhance our recurring stream of revenue.

In 2019, we launched our innovative Nighttime Clear Aligner product into the U.S. market and our international markets. This proprietary new product, which requires only 10 hours of nightly wear, enables us to expand our market to customers who are unwilling or unable to wear aligners for the 22-hour daily wear cycle typically required with traditional clear aligner therapy.

Recently, we introduced a suite of affordable premium oral care products available exclusively at Walmart stores and Walmart.com. Our inaugural retail rollout includes a state-of-the-art electric toothbrush and premium whitening systems. Additionally, we extended our teledentistry platform to dental and orthodontic office through a collaborative model, designed specifically for dentists who currently do not offer an orthodontic product to patients, and an office-directed model, designed for orthodontists and dentists as a traditional in-office clear aligner product.

In January 2020, in response to market demand and requests by dentists and orthodontists, we began testing our new collaborative model with the dentists and orthodontists in our existing network of affiliated dentists. The collaborative model enables patients who wish to start their member journey in a regular dentist office to do just that.  Their regular dentist’s office will collect the same patient information that our SmileShops do for subsequent review and assessment by one of the dentists or orthodontists in our affiliated network.  We have also now started extending this collaborative model to dentists outside of our affiliated network and we expect to continue offering the collaborative model to the 200,000 dentists in the U.S. throughout 2020.  In addition, we also announced the company’s plans to sell our clear aligners and treatment planning capabilities on a wholesale basis to dentists and orthodontists in the U.S. later in 2020.  The financial terms of the pure wholesale opportunity are still being modeled but with our unit economics we anticipate we will be able to offer a meaningful incentive to dentists and orthodontists to purchase our products and services.
Leverage data science and technology
With over 1,000,000 members helped to date, we have one of the largest repositories of data in the oral care sector. Using this data and artificial intelligence, along with other technologies, we believe we can enhance our existing offerings, improve our manufacturing, and produce new products. We will leverage this same information and technology to enhance our products and to develop and introduce new products.
Expand Business Partnerships
We are party to standard in-network insurance coverage agreements with United Healthcare and Aetna to include coverage for our aligners on an in-network basis, which means our members who participate in these plans can obtain treatment at a lower out-of-pocket cost, after insurance coverage and negotiated discounts, and do not need to retroactively submit for reimbursement. Historically, while members may have been able to obtain reimbursement for clear aligner treatment from their insurance provider, our products have not been covered as an in network benefit. These agreements have decreased the upfront cost to our members and further streamline the complete revenue cycle management process, from eligibility check to payment posting. We are currently negotiating with other large insurance companies for similar arrangements. In addition, we are currently negotiating other business partnerships, such as corporate SmileDays and corporate discount programs, among others.
Selectively pursue M&A opportunities

We may leverage our know-how and our platform’s expanding scale to selectively pursue acquisitions and are in discussions with several parties regarding these acquisitions. Our acquisition strategy is centered on acquiring technologies, products, and capabilities that are highly scalable and that are complementary to our business model.
Sales and Marketing
Our management team has substantial experience successfully marketing direct-to-consumer brands. We market our aligners and other products through an omni-channel approach supported by media mix modeling (MMM) and multitouch attribution modeling (MTA). Our marketing approach focuses on both offline activities, mainly television, and online digital marketing.
Treatment Plan Design and Aligner Manufacturing
We produce customized aligners based on a doctor’s review of a member’s dental and health history, chief complaint, photographs, and a 3D image of the member’s mouth resulting from receiving a digital scan or physical impression. To produce the customized aligners, we have developed a number of proprietary processes and technologies, including complex software solutions, laser, destructive and white light scanning techniques, stereolithography, 3D printing, and thermoforming. Our manufacturing is performed by Access Dental Lab, LLC, our wholly owned subsidiary.
Treatment plan design
Members have the option of booking an appointment to take a free, in-person 3D oral image at any of our SmileShops, where one of our SmileGuides uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the member’s smile, or requesting one of our easy-to-use impression kits online and returning their completed impression to our manufacturing facility, or visit a dentist participating in our collaborative model network to obtain a free, 3D oral scan or have physical impressions taken. Our trained technicians then use the image or impression to create a draft custom treatment plan that contains the clinical protocols for how the member’s teeth will move during treatment. The rules that govern the clinical protocols are contained within our proprietary software that is specifically designed for our direct-to-consumer aligners. Lastly, prior to a locally licensed doctor in our network reviewing the case, all treatment plans go through a quality review with our doctors in Costa Rica.
Initial treatment plan design is conducted primarily at our facilities in San Jose and Cartago, Costa Rica. Costa Rica’s status as one of the Americas’ leading nations for dental education and expertise enables us to recruit and employ highly qualified personnel in our treatment plan setup facilities. We employ approximately 160 doctors for quality review and approximately 700 treatment plan setup technicians at our facilities in Costa Rica.
After the treatment plan has been designed, a doctor licensed in the member’s state reviews the member’s oral photos, dental and health history, chief complaint, treatment plan, and, when required or deemed appropriate by the treating doctor, x-rays or other bone imaging suitable for orthodontia, to make an independent initial determination of the member’s suitability for clear aligner treatment. The treating doctor can then approve the treatment plan and prescribe the member’s clear aligners, request additional information from the member or clearances from the member’s dentist prior to making a determination on treatment, decline the member as a candidate for clear aligners, typically due to an oral health concern or the complexity of the case, or return it to the treatment plan setup team for specified adjustments prior to final approval.
Lastly, we have an extensive team responsible for reviewing every aligner that is manufactured prior to shipping and maintaining compliance with FDA and other applicable regulations to help ensure a high level of quality in our final product.
Aligner manufacturing
Our aligners are manufactured at our facilities in Antioch, Tennessee, where we employ approximately 1,700 team members. Every order is custom made, and we believe the complexity inherent in producing our highly customized aligners in large volumes is a barrier to potential competitors. We continue to make significant advances in manufacturing automation to improve quality and reduce cost, and we expect to automate additional manufacturing functions in the future.
We have agreements with the suppliers of the raw materials needed to manufacture our aligners and for the putty used in our at-home impression kits. We also rely on a third party to assemble and distribute our at-home impression kits. There are alternative suppliers available for all raw materials we require and our supply agreements specifically provide for our ability to purchase from these alternate sources if our preferred suppliers are not capable of meeting demand. We also have the ability to secure additional manufacturing from other sources, if required.
Doctor Network
We have a proprietary network of approximately 250 state licensed orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong and the U.K. We recruit doctors with the appropriate licenses across jurisdictions to meet regulatory requirements, and continue to expand our network to support our growth. In addition to being in good standing in the jurisdictions where each doctor is licensed to practice dentistry, doctors in our network must have at least 4 years’ experience in treating patients with clear aligner therapy in a traditional bricks and mortar setting. Doctors in our network review member records, evaluate candidacy for treatment, review, refine and approve treatment plans, prescribe clear aligners, communicate with members, review case progress, order any necessary treatment plan modifications, and are available to answer any questions should members need additional assistance. As we continue to expand internationally, we will expand our doctor network with appropriately licensed professionals.
Comprehensive Member Care
We provide comprehensive 24/7 customer care to our members through a variety of communication channels, including our website, phone, chat, email and social media as well as self-guided resources such as knowledge-based and how-to videos and articles on our website. We have a dedicated team of approximately 750 customer care team members in Nashville and Costa Rica, including general customer care team members, an advanced customer care team to address more complex questions, and a clinical customer care team of certified dental professionals available to answer clinical questions. In addition, each member’s treating doctor is available to answer clinical questions as needed or when requested by the member or the treating doctor.
We believe that providing timely, responsive support and educational content to our members helps foster an ongoing engagement that builds loyalty to our brand and also enables us to understand member needs as they evolve. Our member community serves as an efficient and engaging platform through which we can deliver customer care and receive feedback from members. We gather and analyze user feedback from all platforms to help inform our design and engineering teams on future enhancements to our products and services. As our member base grows in new geographies, we will continue to focus on building a scalable support infrastructure that enables our members to engage with us through the channel that is most convenient and efficient for their needs.
SmileCheck
All of our member data is stored in our SmileCheck platform, a proprietary central data repository for all medical records, business transactions, and member communications. SmileCheck supports rapid uniform access to, and use of, member information across any internet-connected device.
From a member’s standpoint, SmileCheck powers a user-friendly online portal that allows for easy remote access to treatment plan information, SmilePay account details and communications on a convenient, integrated platform that can be accessed whenever and wherever members choose. SmileCheck facilitates real-time, remote sharing of treatment data between our members and their treating doctors, thus avoiding inconvenient, in person-doctor visits. In lieu of in-person visits, members are required to upload dental photos to SmileCheck at least every 90 days, in addition to other information, so that their treating doctor may review their progress.

Our doctor network also uses SmileCheck for case assignment and management. Our software automatically connects each member’s case to a doctor licensed in that member’s state. Once a case is accepted by the appropriate doctor, that doctor is able to study the members’ records, request additional information and /or clearances, review, refine, and approve treatment plans, prescribe clear aligners, communicate with members, assess case progress and order any necessary treatment plan modifications, all via SmileCheck.
Research and Development
We have a research and development team with medical device development, dental/orthodontic, data science and other innovation focused backgrounds. Our research and development efforts are primarily focused on new product development for orthodontic and ancillary oral care products as well as data science and manufacturing automation.
Intellectual Property
We have six issued U.S. patents, two allowed U.S. patents, and numerous pending U.S. and global patent applications. These patents and applications cover critical aspects of our process, including impression kit design, the SmileShop process, dental impression model merging, manufacturing automation and process, and our SmileCheck software. Our issued U.S. patents expire in 2037 and 2038, respectively, and our allowed U.S. patent expires in 2039.
We own 29 issued U.S. trademark registrations, and have over 26 pending U.S. trademark applications. We also own over 140 issued foreign trademark registrations in countries such as Australia, Brazil, Canada, China, India, South Korea, Mexico, New Zealand, Hong Kong and the United Kingdom, and have over 180 additional foreign trademark applications currently pending in various countries worldwide. Collectively, our global trademark filings cover our SMILE DIRECT CLUB house marks for use in connection with a wide variety of goods and services related to our business, as well secondary marks (e.g., BRIGHT ON., SMILECHECK and SMILESHOP) and slogans.
We continue to pursue further intellectual property protection through U.S. and non-U.S. patent applications, trademark applications, and non-disclosure and non-compete agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. There can be no assurance that patents will be issued as a result of any patent application or that patents that have been issued to us or may issue in the future will be found to be valid and enforceable and sufficient to protect our technology or products. We currently have a key licensing agreement with CA Digital gmbH, a leading pioneer in the market for digital orthodontics, for 3D software used in the preparation of treatment plans for our members, which provides us exclusive third-party use of the licensed software on a global basis in connection with direct-to-consumer clear aligner therapy. We do not control the protection of the intellectual property subject to this license and, as a result, we are largely dependent upon our licensor to determine the appropriate strategy for protecting such intellectual property. Information regarding risks associated with failing to protect our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”
Seasonality
Our business does not experience material seasonality fluctuations in the results of our operations and cash flow needs throughout the year. However, we do increase our marketing spend at certain periods of the year, such as January, when members typically have a higher focus on aesthetics, and we experience corresponding increases in website traffic and SmileShop bookings as a result of these increased marketing efforts. In contrast, the third quarter has historically tended to have less growth relative to other quarters.
Competition
We compete with a handful of smaller companies that collectively have limited market share in the direct-to-consumer clear aligner industry, including Candid Co., Smilelove and SnapCorrect. With the introduction of our collaborative and wholesale channels, we also face competition from more well-established competitors in the traditional orthodontic industry, which requires in-person visits, such as Align Technology, Inc. We believe that the principal competitive factors in the market for orthodontic appliances include:
•access and convenience;
•price and financing options;
•ease of use;
•duration and effectiveness of treatment; and
•aesthetic appeal of the treatment method.
We believe that we compete favorably with respect to each of these factors.
Regulatory Matters
Our aligners, retainers, whitening products, and impression kits are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we sell our products. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:
•design, development and manufacturing;
•testing, labeling, content and language of instructions for use and storage;
•product storage and safety;
•marketing, sales and distribution;
•pre-market clearance and approval;
•record keeping procedures;
•advertising and promotion;
•recalls and field safety corrective actions;
•post-market surveillance;
•post-market approval studies; and
•product import and export.
FDA regulation
In the U.S., numerous laws and regulations govern the processes by which medical devices are developed, manufactured, brought to market and marketed. These include the FD&C Act and its implementing regulations issued by FDA, among others. Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification (“510(k) clearance”), granting of a de novo request, or approval of an application for premarket approval (“PMA’’). In general, under the FD&C Act, medical devices are classified in one of three classes on the basis of the controls necessary to reasonably assure their safety and effectiveness. A medical device’s classification determines the level of FDA review and approval to which the device is subject before it can be marketed to consumers:

•
Class I devices, the lowest-risk FDA device classification, include devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to FDA’s medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting, and, for some products, adherence to good manufacturing practices through FDA’s Quality System Regulations.

•
Class II devices, moderate-risk devices, also require compliance with general controls and in some cases, special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. These special controls may include performance standards, particular labeling requirements, or post-market surveillance obligations. While most Class I devices are exempt from the 510(k) premarket notification requirement, typically a Class II device also requires pre-market review and 510(k) clearance as well as adherence to the Quality System Regulations/good manufacturing practices for devices.

•
Class III devices, high-risk devices that are often implantable or life-sustaining, also require compliance with the medical device general controls and Quality System Regulations, and generally must be approved by FDA before entering the market through a PMA application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.
Our manufacturing quality system is required to be in compliance with the Quality System Regulations enforced by FDA and similar regulations enforced by other worldwide regulatory authorities. FDA’s Quality System Regulations require manufacturers to follow stringent design, testing, process control, documentation, and other quality assurance procedures.
Our retainers and whitening products are Class I devices, which may be marketed in the U.S. without premarket clearance or approval by FDA and are subject to general controls, including labeling, establishment registration, and adherence to good manufacturing practices through FDA’s Quality System Regulations.
We market our clear aligner products in the U.S. pursuant to 510(k) clearance as they are a Class II medical device. The manufacture, marketing and distribution of our aligners and other medical device products are subject to continuing regulation and enforcement by FDA and other government authorities, which includes routine FDA inspections of our facilities to determine compliance with facility registration requirements, product listing requirements, medical device reporting regulations, and Quality System Regulations, among others. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. We have has passed our International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification process and have added the U.S. to our ISO/MDSAP certification. We were successful in passing our audit to renew our MDSAP certification in February of 2020.
The 510(k) process
Under the 510(k) process, the manufacturer must submit to FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, and for which a PMA is not required, a device that has been reclassified from Class III to Class II or Class I, or another commercially available device that was cleared through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
After a 510(k) premarket notification is submitted, FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, FDA will refuse to accept the 510(k) notification. If it is accepted for filing, FDA begins a substantive review. By statute, FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device.
Post-market regulation
After a device is cleared or approved for marketing, numerous and extensive regulatory requirements may continue to apply. These include but are not limited to:

•	annual and updated establishment registration and device listing with FDA;

•	Quality System Regulation requirements, which require manufacturers to follow stringent quality assurance procedures during all aspects of the design and manufacturing process;

•	restrictions on sale, distribution, or use of a device;

•
labeling, advertising, promotion, and marketing regulations, which require that promotion is truthful, not misleading, and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	clearance or approval of product modifications to legally marketed devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

•
medical device reporting regulations, which require that a manufacturer report to FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•	correction, removal, and recall reporting regulations, and FDA’s recall authority;

•	complying with the federal law and regulations requiring Unique Device Identifiers on devices; and

•	post-market surveillance activities and regulations, which apply when deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
FDA has broad regulatory compliance and enforcement powers. If FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;

•	recalls, withdrawals, or administrative detention, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export or import approvals for our products; or

•	criminal prosecution.
International regulation
The Canadian Food and Drugs Act, and the Medical Device Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale, and advertisement of medical devices. Our aligners are regulated as a Class II medical device under the Canadian Medical Device Regulations, which require, among other things, that Class II medical device manufacturers selling medical devices hold a medical device establishment license and file various reports. We received our Canadian ISO/MDSAP certification in March 2019. In light of our ISO/MDSAP certification, we believe that we are in substantial compliance with applicable Canadian regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other currently applicable regulatory requirements. Under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets FDA’s and Health Canada’s requirements. We passed our audit to renew our MDSAP certification in February 2020.
There is currently no premarket government review of medical devices in the European Economic Area (“EEA’’) However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.
In the U.K. and EEA, our aligners and retainers are considered Class I custom made medical devices and are not required to have a CE mark certification acknowledging conformity with health and safety protection standards for sales of those products into the U.K. and the EEA. We have a CE mark for sales of our impression kits into the U.K. and EEA.
On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will become applicable three years after publication (in 2020). It is possible under the new MDR that our aligners could be deemed mass-produced rather than custom-made devices in which event we would need to apply for a CE mark for our aligners. Once applicable, the new regulations will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.; and

•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
In Australia and New Zealand, our retainers and aligners are considered custom-made medical devices and are exempt from inclusion in the Australian Register of Therapeutic Goods (‘‘ARTG”), although we have submitted our notification to be listed on the ARTG and with New Zealand’s Medicines and Medical Devices Safety Authority (‘‘Medsafe”) on the Web Assisted Notification of Devices (‘‘WAND”) database, respectively, so that we have the right to ship those products into Australia and New Zealand. Impression kits are considered Class I devices in Australia and New Zealand, and we are registered and listed with these countries to ship impression kits to our members there.
In Hong Kong, our retainers and aligners as well as impression kits are considered Class I custom-made medical devices and are exempt from registration and cannot be registered, even voluntarily.
Quality System Regulations
Our manufacturing quality system is required to be in compliance with the Quality System Regulations enforced by FDA and similar regulations enforced by other worldwide regulatory authorities. FDA’s Quality System Regulations require manufacturers to follow stringent design, testing, process control, documentation, and other quality assurance procedures. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. In addition, under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets FDA’s and Health Canada’s requirements. We have an extensive Quality Assurance team at Access Dental Lab.
State professional regulation

Our ability to conduct business in each state is dependent in part upon that particular state’s treatment of remote healthcare delivery under such state’s laws, rules and policies governing the practice of dentistry, which are subject to changing political, regulatory and other influences. Orthodontists and dentists who provide professional services to a patient via teledentistry must, in most instances, hold a valid license to practice or to provide treatment in the state in which the patient is located. In addition, certain states require an orthodontist or dentist providing telehealth services to be physically located in the same state as the patient. Failure to comply with these laws and regulations can give rise to civil or criminal penalties.
We have been successful in working with several state dental boards in creating teledentistry rules and regulations which support our model. In addition, more than 18 state dental boards have affirmatively rejected complaints filed by the certain trade associations that we are engaged in the corporate practice of dentistry or are otherwise violating state regulations regarding the practice of dentistry. However, two state dental boards have established new rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a new rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require ‘‘direct supervision” (meaning a dentist must be physically present somewhere in the building) for the taking of a digital image. In both Georgia and Alabama, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, interfering with our business model. The Georgia Board of Dentistry has voluntarily agreed not to take any action against us pending a final resolution of the matter. In Alabama, we have obtained a Temporary Restraining Order precluding the Board of Dental Examiners from taking any action against us until a final disposition of the matter has occurred. Both the Alabama and Georgia courts upheld our ability to move forward against individual dental board members, in their official capacity. Both the Alabama and Georgia Dental Boards have appealed the lower court’s decision and in both cases the Federal Trade Commission and Department of Justice have filed joint amicus briefs on our behalf. Oral argument on the appeal is being scheduled for May or June of 2020. In October 2019, we also filed a lawsuit against the California Dental Board, its members and one of its investigators for engaging in anticompetitive and harassing conduct. The California Dental Board has filed a motion to dismiss. A hearing date on the motion to dismiss is currently scheduled for March 2, 2020. This date could be moved if the American Association of Orthodontists is permitted to file the amicus brief that they have requested from the court. In New Jersey, the Dental Association has filed a lawsuit against us alleging that we are engaging in the illegal corporate practice of dentistry, without the support or inclusion of the New Jersey Dental Board as a party. In January 2020, the New Jersey court ruled in our favor, granting our motion for summary judgement. In addition, a national orthodontic association has met with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. In October 2019, California passed a law requiring doctors using teledentistry to prescribe clear aligner therapy to review a patient’s most recent x-ray or other bone imaging suitable for orthodontia. This law went into effect on January 1, 2020 but has not had any material impact on our operations. To date, none of these efforts have resulted in rules and regulations being passed that interfere with our business model in a material way and we have engaged lobbyists to assist in educating policy makers about our positions. Recently, legislation has been introduced in a handful of states both mirroring the recent law in California and also specifically supporting and promoting teledentistry and telehealth, including but not limited to requiring insurance companies to pay for such services. We continually monitor these proposed laws and other legal and regulatory developments to understand their potential impact on our operations.
DSO regulation
We are engaged by our network of doctors to provide a suite of non-clinical administrative support services, including access to and use of SmileCheck, as a dental support organization, or DSO. As a result, we are required to register in those states that require registrations of DSOs, which currently include Nevada, Kansas, and Texas.
Our network of doctors are licensed to practice dentistry in their respective state and are engaged as employees or independent contractors of various professional corporations. These PCs are owned by independent doctors and are registered to engage in business in their respective states. It is through these PCs that the clinical services for clear aligner therapy are rendered to our members. We enter into a suite of agreements with each of the PCs to provide its DSO services. In addition, we are also a supplier of the clear aligner products to these PCs and enter into a Supply Agreement with each of the PCs accordingly. The District Court in New Jersey ruled that this structure and suite of agreements comply with the laws of the state of New Jersey precluding the corporate practice of dentistry.
Consumer credit compliance
Our SmilePay program subjects us to complex consumer financial protection laws and regulations, among others. We must comply with all applicable U.S. federal and state regulatory regimes, including but not limited to those governing consumer retail installment credit transactions. Certain U.S. federal and state laws generally regulate the rate or amount of finance charges and fees and require certain disclosures for consumer finance transactions. In particular, we may be subject to laws such as:

•	state laws and regulations that impose requirements related to credit disclosures and terms, credit discrimination, credit reporting, debt servicing, and collection;

•	the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to customers regarding the terms and conditions of their transactions;

•
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, Section 1031 of the Dodd-Frank Consumer Financial Protection Act, which prohibits unfair, deceptive, or abusive acts or practices in connection with any consumer financial product or service, and similar state laws that prohibit unfair or deceptive acts or practices;

•
the Equal Credit Opportunity Act and Regulation B promulgated thereunder and state non-discrimination laws, which generally prohibit creditors from discriminating against credit applicants on the basis of, among other things, race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;

•
the Fair Credit Reporting Act as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;

•
the Fair Debt Collection Practices Act and similar state, and local debt collection laws, which provide guidelines and limitations on the conduct of debt collectors and creditors in connection with the collection of consumer debts;

•
Title V of the Gramm-Leach-Bliley Act and similar state privacy laws, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and require financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•
the Bankruptcy Code and similar state insolvency laws, which limit the extent to which creditors may seek to enforce debts against parties who have filed for protection or relief from claims of creditors;

•
the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;

•
the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ deposit accounts;

•
the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically; and

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence, and record-keeping policies and procedures.
Other U.S. federal and state laws
We are also subject to various laws inside and outside the U.S. concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of our products, reimbursement for our products and services, the operation of our facilities, and the distribution of our products. Initiatives sponsored by government agencies, legislative bodies, and the private sector regarding these matters, including efforts to limit the growth of healthcare expenses generally, are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment and other measures on our future business.
We contract with orthodontists, dentists, or professional corporations to deliver our products and services to their patients. These contractual relationships are subject to various state laws that prohibit the practice of dentistry by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the orthodontist’s or dentist’s professional judgment. In addition, laws in various states also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of dentistry in many states. Under the corporate practice of dentistry restrictions of certain states, non-clinical decisions and activities may implicate the restrictions on the corporate practice of dentistry. Further, certain states have requirements for Dental Support Organizations, or DSOs, such as us. We have registered as a DSO in all states in which we are required to do so. We continually monitor state requirements as to what constitutes the practice of dentistry and take steps to ensure that the orthodontists and dentists who utilize our services and teledentistry platform handle all clinical aspects of their patients’ care to ensure we do not violate those laws and regulations.
As a participant in the health care industry we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state, and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our network of orthodontists and general dentists is also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. Laws regulating medical device manufacturers and health care providers cover a broad array of subjects.
Several states have fraud and abuse and consumer protection laws that apply to healthcare items or services reimbursed by any third party payor, including commercial insurers, not just those reimbursed by a federally funded healthcare program, or apply regardless of payor. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
Health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by HITECH, and their implementing regulations, which we collectively refer to as HIPAA, establish privacy and security standards that limit the use and disclosure of PHI and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements. We are regulated as a covered entity under HIPAA.
Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification of affected patients and HHS, and in certain cases of media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and HIPAA standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.
Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. California recently passed the California Consumer Privacy Act or CCPA, which went into effect January 1, 2020. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain on our members may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.
In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach.
Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a group’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from members for the use of data for various purposes, including marketing, which may reduce our ability to market our products.
We are subject to PIPEDA and similar provincial laws in Canada. PIPEDA is the federal privacy law for private-sector organizations. It sets out the ground rules for how businesses must handle personal information in the course of commercial activity. Under PIPEDA, we must obtain an individual’s consent when we collect, use or disclose that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties or possible damage awards for the tort of public humiliation.
There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business, results of operations, and financial condition, and subject us to additional liabilities.
Environmental Matters
We have no material expenditures for compliance with Federal, State or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.
Our Team Members
We have approximately 6,300 team members, including approximately 1,000 at our headquarters in Nashville, Tennessee, approximately 1,700 at our manufacturing facilities in Antioch, Tennessee, approximately 1,800 at our facilities in San Jose and Cartago, Costa Rica, and approximately 1,700 at SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K. Our team members at our Nashville headquarters include our executive team, as well as team members responsible for our customer care, clinical care, marketing, finance, legal, people and organization, information technology, data science, and analytics. Our team members in Antioch, Tennessee are primarily responsible for developing, overseeing and carrying out manufacturing operations, and our team members in Costa Rica are primarily treatment plan setup technicians, licensed orthodontic consultants, and customer care team members. We believe that our relations with our team members are good. We are not a party to any collective bargaining agreements. We also have a network of approximately 250 independent orthodontists and general dentists in all 50 states, Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K., each of whom agree to a non-compete for a period of 18 months.

Available Information

Our website is www.smiledirectclub.com, and our investor relations website is https://investors.smiledirectclub.com. The information on or accessible through our websites is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statement on Schedule 14A for our annual stockholders’ meeting, and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2020.

Name	Age	Position
David Katzman	60	Chief Executive Officer and Chairman
Steven Katzman	56	Chief Operating Officer and Director
Kyle Wailes	36	Chief Financial Officer
Jordan Katzman	30	Co-Founder and Director
Alexander Fenkell	30	Co-Founder and Director
Susan Greenspon Rammelt	55	Chief Legal Officer, EVP Business Affairs, Secretary, and Director
Kay Oswald	42	President of International
Richard J. Schnall	50	Director
Dr. William H. Frist	68	Director
Carol J. Hamilton	67	Director
Richard F. Wallman	68	Director

David Katzman has served as our Chief Executive Officer and Chairman of our board since we were founded in 2014. Mr. Katzman is the founder and Managing Partner of Camelot Venture Group, a private investment group that invests primarily in direct-to-consumer brands, such as Quicken Loans and 1-800 Contacts. Mr. Katzman has served on the boards of several direct-to-consumer online companies, including consumer electronics company Sharper Image Online, and has previously served on the boards of diabetic supply company Simplex Healthcare, online promotions company ePrize, bedding company CleanRest, and online mortgage company Quicken Loans (as Vice Chairman). Mr. Katzman also served as Vice Chairman of the National Basketball Association’s Cleveland Cavaliers and as Managing Partner of sports graphics company Fathead. Prior to founding Camelot in 1998, Mr. Katzman led a variety of consumer-oriented companies before becoming President of Home Depot S.O.C., a division of Home Depot USA specializing in the processing of special orders for Home Depot stores nationwide. We believe that Mr. Katzman is qualified to serve as a member of our board of directors due to his significant business leadership, investment, and financial experience, in particular in direct-to-consumer brands, as well as his perspective as one of our founding members and as a large stockholder.
Steven Katzman has served as our Chief Operating Officer since May 2018 and as a member of our board since 2017. Prior to becoming Chief Operating Officer, Mr. Katzman served as our Chief Financial Officer from March 2018 to May 2018. For the past ten years, Mr. Katzman has also served as an advisor to Camelot, where he provides strategic overview across all portfolio companies and opportunities. Mr. Katzman also co-founded and serves as Chief Executive Officer of Steve’s Blinds & Wallpaper, a family-owned, direct-to-consumer e-commerce business selling custom made blinds and wallpaper. Prior to these positions, Mr. Katzman served for nearly 20 years as Chief Executive Officer and President of American Blind and Wallpaper Factory and its related family of direct-to-consumer custom home decor companies. We believe that Mr. Katzman is qualified to serve as a member of our board of directors due to his significant business leadership, investment, and financial experience, in particular in direct-to-consumer brands, as well as his perspective as a stockholder.
Kyle Wailes has served as our Chief Financial Officer since May 2018. Prior to joining SmileDirectClub, Mr. Wailes was with Intermedix, a leading provider of technology-enabled revenue cycle and practice management solutions for health care providers, where he served in different financial capacities beginning in 2012, including as Vice President of Strategy, Business Development and Analytics from 2012-2013, Senior Vice President from 2013-2015, Executive Vice President from 2015-2017, and Chief Financial Officer from 2017 to 2018. Prior to joining Intermedix, Mr. Wailes was a member in the health care investment banking division at Citigroup, focusing on health care services and health care information technology companies. Prior to that, Mr. Wailes was an Associate with Altaris Capital Partners, a private equity investment firm focused on the healthcare industry. Mr. Wailes started his career with Thomas Weisel Partners in the healthcare investment banking group. Mr. Wailes graduated from Brown University with a degree in pre-medicine and neuroscience and holds an M.B.A. from the Kellogg School of Management at Northwestern University.

Jordan Katzman is our co-founder and has served as a member of our board since inception. Mr. Katzman first gained critical online e-commerce experience co-founding two technology companies with Mr. Fenkell, Illinoisrenewal.org and Want, before shifting to the direct-to-consumer strategy model via SmileDirectClub. We believe that Mr. Katzman is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our co-founder and as a large stockholder, as well as his business experience.
Alexander Fenkell is our co-founder and has served as a member of our board since inception. Mr. Fenkell first gained critical online e-commerce experience co-founding two technology companies with Mr. Jordan Katzman, Illinoisrenewal.org and Want, before shifting to the direct-to-consumer strategy model via SmileDirectClub. We believe that Mr. Fenkell is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our co-founder and as a large stockholder, as well as his business experience.
Susan Greenspon Rammelt has served as our General Counsel since April 2018, our Secretary since March 2019, as a member of our board since August 2019 and as Chief Legal Officer and EVP of Business Affairs since January 1, 2020. Ms. Greenspon Rammelt has also served as General Counsel of Camelot since April 2018. Prior to joining SmileDirectClub, Ms. Greenspon Rammelt was a corporate law partner at Foley & Lardner LLP since 2017, where she represented domestic and international enterprises. Prior to that, Ms. Greenspon Rammelt was a partner at Dentons US LLP. Ms. Greenspon Rammelt has 30 years of experience as a corporate attorney, focusing on mergers and acquisitions, financings, restructurings, corporate governance, and general corporate counseling, particularly in the retail and beauty industries. We believe Ms. Greenspon Rammelt is qualified to serve as a member of our board of directors due to her extensive legal and business expertise.
Kay Oswald has served as our President of International since November 2018. Prior to joining SmileDirectClub, Mr. Oswald served in different regional and global executive roles with Whirlpool Corporation, including as Category Leader Europe, Middle East and Africa from 2010-2013, Global Business Unit Director Health & Nutrition at KitchenAid from 2013-2015, and most recently as General Manager Asia-Pacific at KitchenAid. Prior to joining Whirlpool, Mr. Oswald held various marketing and commercial roles across Europe with Philips Consumer Lifestyle.
Richard J. Schnall has been a member of our board since August 2018. Mr. Schnall is a partner at private equity firm Clayton, Dubilier & Rice. He has been with CD&R for 23 years and, on January 1, 2020, became co-president of the firm. Mr. Schnall currently serves on the boards of several health-related companies, including agilon health, Carestream Dental, Drive DeVilbiss Healthcare, Healogics, naviHealth, and Cynosure. Previously, Mr. Schnall worked in the investment banking divisions of Smith Barney & Co. and Donaldson, Lufkin & Jenrette. We believe that Mr. Schnall is qualified to serve as a member of our board of directors due to his extensive experience with health-related and other companies, as well as his strong financial and investing experience.
Senator William H. Frist, M.D. has been a member of our board since September 2019. Dr. Frist is a heart and lung transplant surgeon, former U.S. Senator from Tennessee (1995-2007), and former Majority Leader of the U.S. Senate. He has been a partner at Cressey & Company, L.P., a private health services investment firm, since 2007, and is the founding partner of Frist Cressey Ventures. He is Co-Chair of the Health Project at the Bipartisan Policy Center. Dr. Frist also serves on the boards of the Robert Wood Johnson Foundation, The Nature Conservancy, and three publicly traded companies: AECOM, Teladoc Health, Inc., and Select Medical Holdings Corporation. We believe that Dr. Frist is qualified to serve as a member of our board of directors due to his significant public company director experience, his financial experience and expertise, and his health services experience and expertise.
Carol J. Hamilton has been a member of our board since September 2019. Ms. Hamilton has served as Group President of Acquisitions for L’Oreal USA since 2018, prior to which she served as Group President of the Luxe Division from 2016-2018 and President of the Luxe Division from 2008-2015. Ms. Hamilton has held numerous other titles during her 34-year tenure at L’Oreal, including President and Deputy General manager of L’Oreal Paris. Ms. Hamilton is a member of the national board of directors of UNICEF, chair of the New York Regional board of UNICEF, and chair of the Harvard’s Women’s Leadership Board, in addition to spearheading a number of other causes on behalf of women and children. We believe that Ms. Hamilton is qualified to serve as a member of our board of directors due to her extensive business experience, in particular with cosmetic brands.

Richard F. Wallman has been a member of our board since September 2019. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc., Mr. Wallman served as Controller of International Business Machines Corporation. Mr. Wallman serves on the board of directors of Wright Medical, Inc., Charles River Laboratories International, Inc., Extended Stay America, Inc., Roper Technologies, Inc., all publicly traded companies in the United States, and Boart Longyear, a publicly traded company in Australia. Mr. Wallman previously served on the board of directors of Convergys Corporation and ESH Hospitality, Inc., all publicly traded companies. We believe that Mr. Wallman is qualified to serve as a member of our board of directors due to his prior public company experience, including as Chief Financial Officer of Honeywell, his significant public company director experience, and his financial experience and expertise.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect on our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our Class A common stock could decline. Our business, prospects, financial condition, or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business
We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially adversely affected.
We were organized and began selling clear aligners manufactured by third parties in 2014, and we began selling clear aligners manufactured by us in 2016. We began selling a suite of ancillary oral care products in January 2020. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing demand for our products. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing policy, business structure, or operations.
In addition, we have grown rapidly since inception and anticipate further growth. Our total revenues increased from $20.6 million for the year ended December 31, 2016 to $750.4 million for the year ended December 31, 2019. The number of our employees increased from approximately 225 at December 31, 2016 to approximately 6,300 at December 31, 2019. We have continually been expanding our Nashville, Tennessee headquarters since 2015, and completed the build-out of our Antioch, Tennessee manufacturing facilities in 2018. We opened an Escazu, Costa Rica facility in 2016, expanded the Escazu facility and opened a San Jose, Costa Rica facility in 2017, and replaced the Escazu facility with a larger Cartago, Costa Rica facility in 2018. We have placed a temporary hold on the construction for our additional manufacturing facility near Austin, Texas and expect construction to be completed in early 2021.
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
We have incurred net operating losses since inception. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $(537.8) million (including approximately $240.0 million of non-cash compensation expense in connection with our IPO), $(74.8) million and $(32.8) million, respectively. From inception through the present, we have spent significant funds in organizational and start-up activities, to recruit key managers and employees, to develop our clear aligners, to develop our manufacturing and member support resources, and for research and development. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future.
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
The coronavirus could have an adverse impact on our operations.

The coronavirus could have an adverse impact on our operations. If the coronavirus continues to spread to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of products, our operations, suppliers, members, and distribution channels could be severely impacted. Such a pandemic could also have an adverse impact on consumer demand. Any material changes in our supply chain or demand for our products could materially and adversely affect our results of operations and liquidity.

Adverse changes in, or interpretations of, laws, rules, and regulations governing remote healthcare and the practice of dentistry could have a material adverse effect on our business.
Our current business model is dependent, in part, on current laws, rules, and regulations governing remote healthcare and the practice of dentistry. If changes in laws, rules, regulations, or their interpretations are inconsistent with our current business model, we would need to adapt our business model accordingly, and our operations in certain jurisdictions may be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations. See “—Risks Related to Legal and Regulatory Matters—Our business could be adversely affected by ongoing professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states” and "Item I. Business—Regulatory Matters—State Professional Regulation."
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

We have developed an oral care product line, which includes non-prescription products to be offered through large, national retail partners. We have limited ability to influence the efforts of our retail partners, and relying on them for a portion of our sales could harm our business for various reasons, including:

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
Historically, we purchased our clear aligners and retainers from third-party manufacturers. In 2016, we opened our first manufacturing facility in Antioch, Tennessee to lower our manufacturing costs, increase supply redundancy, and add capacity to support growth. We have temporarily suspended construction of an additional manufacturing facility near Austin, Texas, which we now expect to open in early 2021. To date, we have incurred significant capital expenditures related to these facilities, and we expect that capital expenditures will continue to be significant as we further upgrade our Tennessee facilities and open our new Texas facility. These costs could increase significantly, and there is no assurance that the final costs will not be materially higher than anticipated. We are also exploring alternative site manufacturing capabilities both domestically and abroad, which would require additional capital expenditures.
We now manufacture all of our own clear aligners and retainers. We have experienced manufacturing delays as we have rapidly expanded our in-house manufacturing capabilities, there can be no assurance that these manufacturing or quality control problems will not continue as we continue to scale-up and automate our production, or that we will be able to do so in a timely manner or at commercially reasonable costs. If we are unable to manufacture a sufficient supply of product, maintain control over expenses, or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our facilities, lead to regulatory fines, or halt or discontinue manufacturing indefinitely.
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
Aside from our SmileShops, all of our business and manufacturing operations, in addition to some of our customer service operations, are conducted in and around Nashville, Tennessee, with one manufacturing location expected to open near Austin, Texas in early 2021. All of our treatment planning operations, as well the remainder of our customer service operations, are conducted in Costa Rica. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes, and other natural disasters may not be adequate to cover our losses in any particular case. Any material disruption could materially damage member and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.
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
In 2019, we entered markets in Canada, Australia, U.K., Ireland, New Zealand, and Hong Kong, with plans to enter into additional international markets in the future. There are significant costs and risks inherent in conducting business in international markets. If we expand, or attempt to expand, into additional foreign markets, we will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams, and general managerial resources.
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
Sales of our products outside the U.S. will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals or maintain those we already have, including in Canada, Australia, the U.K., Ireland, New Zealand, Hong Kong, and the European Union (the “E.U.”). If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. In addition, we anticipate that regulations in certain foreign countries may challenge our teledentistry model. Some international regulations may also limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our members. If any of these risks were to materialize, they could limit our expected international growth and profitability.

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
On January 31, 2020 the U.K. left the EU (commonly referred to as "Brexit") and entered an eleven-month transition period which the U.K. and U.K-based entities, will retain the rights and obligations of E.U. membership. Substantial uncertainty remains surrounding the future relationship between the U.K. and the E.U., but the U.K. government indicated its preference for negotiating and trade deal with the E.U. before the end of the transition period rather than continuing Single Market or Customs Union membership. The uncertainty surrounding the terms following Brexit could negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future. Adverse macroeconomic consequences, such as deterioration in economic conditions, may negatively impact future sales of our products and, particularly in European countries, may negatively impact our international expansion, either of which could have an adverse effect on our business, financial condition, and results of operations.
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
Treatment planning, a key step leading to our manufacturing process, relies on sophisticated computer technology requiring new technicians to undergo an extensive training process. Training setup technicians takes several weeks, and it takes several months for a new technician to achieve his or her full capacity. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the time frame our members expect. Such a delay could cause us to lose existing members or fail to attract new members. This could cause a decline in our net revenues and net income and could adversely affect our results of operations.

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
Other than in certain foreign jurisdictions where prohibited, we offer all of our members our SmilePay option, a financing plan that does not require a credit check. Approximately 65% of our members choose to finance their treatment through SmilePay for the year ended December 31, 2019. SmilePay amounted to approximately $345.7 million in net receivables and an associated delinquency rate of approximately 9% of revenue (compared to 10% for 2018). This decrease was primarily due to improved internal collection processes. We may experience an increase in payment defaults and uncollectible accounts, and may be required to increase our reduction in revenue, which would adversely affect our net income. In addition, extended payment terms decrease our cash flow from operations.
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
The Financial Accounting Standards Board, or FASB, adopted new accounting rules, that are effective January 1, 2020, that require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. We are required to account for certain leases as assets and liabilities on our balance sheet. As a result, lease-related assets and liabilities are be recorded on our balance sheet, and we are required to make other changes to the recording and classification of our lease-related expenses. Though these changes will not have any direct effect on our overall financial condition, these changes cause the total amount of assets and liabilities we report to increase.

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
In addition, our effective tax rate may vary significantly depending on our stock price. The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
Risks Related to Legal and Regulatory Matters
Our business could be adversely affected by ongoing professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.
A number of dental and orthodontic professionals and their trade associations believe that clear aligners are appropriate for only a limited percentage of their patients and that in person office visits are required. National and state dental associations and dental boards have issued statements and taken out advertisements discouraging use of orthodontics using a teledentistry platform and have filed sham petitions or complaints with governmental agencies. These same trade associations have also engaged in a coordinated campaign to generate legislation precluding or otherwise restricting teledentistry for orthodontic care. Some state legislators have proposed legislation designed to preclude or significantly limit teledentistry. Increased market acceptance of our remote clear aligner treatment may depend, in part, upon the recommendations of dental and orthodontic professionals and associations, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.
Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. There is a risk that state authorities may find that our contractual relationships with our doctors violate laws and regulations prohibiting the corporate practice of dentistry, which generally bar the practice of dentistry by entities. Two state dental boards have established new rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a new rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require “direct supervision” (meaning the dentist must be physically present somewhere in the building) for the taking of digital oral images. In California, an investigator for the California Dental Board has engaged in a pattern of anticompetitive conduct to interfere with our operations in that state. In Georgia, Alabama, and California, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, and we will continue to pursue litigation where appropriate to combat anticompetitive or otherwise illegal behavior targeting our business model. The Federal Trade

Commission and Department of Justice have filed joint amicus briefs on our behalf in both the Alabama and Georgia lawsuits. In addition, a national orthodontic association continues to meet with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. Although, none of these efforts have resulted in rules and regulations being passed to date that would materially impact our business model, it is possible that the rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, a national dental association filed a citizen petition with FDA alleging that our manufacturing is in violation of “prescription only” requirements. The FDA denied the petitioners’ request to initiate enforcement action in May 2019 and closed the comment period in October 2019.
We are the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee seeking monetary damages for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising. The putative consumer class has been withdrawn, leaving the putative class of providers. We recently filed a motion to strike and a motion to dismiss providers claims. In January 2020, one of the putative consumers that withdrew from the above action filed a declaratory action to compel arbitration against us in the U.S. District Court for the Southern District of Florida and simultaneously filed a putative class arbitration pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, intervene. We have filed our motion in response to oppose the consumer plaintiff's motion to rejoin or intervene. While we believe these claims to be without merit, there can be no assurance regarding the outcome of this matter.
In addition, from September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, the members of our board of directors, certain of our current officers, and the underwriters in our IPO. The complaints all allege, among other things, that our registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019 ("Final IPO Prospectus"), in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. On February 26, 2020, Defendants prevailed on their motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, Defendants moved to dismiss or stay the Tennessee state court action. While we believe these claims to be without merit, there can be no assurance that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.
Also in November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of our board of directors, certain of our current officers and related entities.  The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO.  The complaints seek, among other things, money damages on behalf of the Company,  restitution and/or disgorgement from the selling director defendants and cancellation of the Company's Class B common stock.  Two of these actions have been consolidated and we will seek to have the third consolidated as well. These actions are in the preliminary stages.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. We have six issued U.S. patents, one allowed U.S. patent, and numerous pending U.S. and global patent applications.
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
We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products, although we already have regulatory approval in Canada, Australia, the U.K., Ireland, New Zealand,

Hong Kong, and the E.U. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
Failure to comply with these rules, regulations, self-regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.
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
We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration has taken several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Changes in internet regulations could adversely affect our business.
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
We have members throughout all 50 states, and our solutions may contain healthcare information of patients located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law, such as the recently enacted California Consumer Privacy Act ("CCPA") effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information are proposed, enacted, or expanded or become more complex, the risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased member demands for enhanced data security infrastructure, could greatly increase our cost of providing our products or services, decrease demand for our products or services, reduce our revenue, and/or subject us to additional liabilities.
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
As we have expanded internationally, we are also subject to additional privacy rules, many of which, such as the E.U.’s General Data Protection Regulation (the “GDPR”) are significantly more stringent than those in the U.S. We also cannot determine the impact that future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our member and consumer relationships and reputation, and result in lost sales, fines, or lawsuits.
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
Our website and information systems may be subject to computer viruses, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents, including employee or system error, causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. It is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our members to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance, or similar disruptive problems. If we fail to meet our members’ expectations regarding the security of healthcare information, we could incur significant liability and be subject to regulatory scrutiny and penalties and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. We could be forced to expend significant resources investigating the cause of the incident, repairing system damage, increasing cyber-security protection, and notifying and providing credit monitoring to affected individuals. Concerns over our privacy practices could adversely affect others’ perception of us and deter members, advertisers, and partners from using our products. All of this could increase our expenses and divert the attention of our management and key personnel away from our business operations. Member care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from these risks.
We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.
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
Medical devices involve an inherent risk of product liability claims and associated adverse publicity. Our products generally maintain a good reputation with members, but issues related to quality and safety of products, raw materials, or packaging could jeopardize our image and reputation. We have received negative publicity related to these types of concerns, while we do not believe this publicity to be accurate characterizations of our products, or our members' view of our products, this might negatively impact demand for our products, cause production and delivery disruptions, or impact our stock price. We may need to recall or discontinue products if they become unfit for use. In addition, we could potentially be subject to litigation or government action, which could result in payment of fines or damages. Although we intend to continue to maintain product liability insurance, adequate insurance may not be available on acceptable terms, if at all, and may not provide adequate coverage against potential liabilities. Also, other types of claims asserted against us may not be covered by insurance. A successful claim brought against us in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against us, could harm our business, results of operations, and financial condition. Any claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing our expenses and diverting management’s attention away from the operation of our business, and could harm our business. Cost associated with these potential actions could negatively affect our business, results of operations, and financial condition.
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
Pursuant to the Tax Receivable Agreement, we will be required to pay the Continuing LLC Members for certain tax benefits we may claim as a result of the tax basis step-up we received in connection with our initial public offering, as well as subsequent exchanges of LLC Units for shares of Class A common stock or cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre-IPO Investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash, resulted and are expected in the future to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of SDC Financial to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service (“IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. In addition, while we are an “emerging growth company,” we can defer complying with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to public companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We will remain an emerging growth company until the earliest of (i) December 31, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the first fiscal year after our annual gross revenues exceed $1.0 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
We incur increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and NASDAQ. The expenses generally for reporting and corporate governance purposes increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, other regulatory action, and potentially civil litigation.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our fiscal year 2020 annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in our public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
If securities or industry analysts cease to publish research or reports about our business, or publish negative reports, the market price of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our reporting results do not meet their expectations, the market price of our Class A common stock could decline. Some securities analysts have downgraded our Class A common stock since our initial public offering.
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
If we or the Pre-IPO Investors sell substantial amounts of shares of our Class A common stock, the market price of our Class A common stock could decline.
The sale of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur could adversely affect the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. In addition, subject to certain limitations and exceptions, pursuant to certain provisions of the Seventh Amended and Restated Limited Liability Company

Agreement, the Continuing LLC Members may exchange LLC Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock. All of the LLC Units and shares of Class B common stock are exchangeable for shares of our Class A common stock.
Each of our directors and officers, and substantially all of our Pre-IPO Investors, entered into lock-up agreements with the underwriters of our initial public offering that restricted their ability to sell or transfer their shares of Class A common stock. This agreement expired on March 9, 2020.
In addition, on September 16, 2019, we filed a registration statement on Form S-8 under the Securities Act to register 44,259,239 shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock that may be issued from time to time pursuant to our Omnibus Plan and SPP. Accordingly, shares of Class A common stock registered under such registration statement if, when, and to the extent issued under these plans, will be available for sale in the open market.
We are party to a Registration Rights Agreement with Pre-IPO investors, whereby, following the initial public offering and the expiration of the related 180-day lock-up period, we may be required to register under the Securities Act the sale of shares of our Class A common stock held by Pre-IPO Investors, including shares that may be issued to Continuing LLC Members upon exchange of their LLC Units. Shares of Class A common stock registered pursuant to the Registration Rights Agreement will also be available for sale in the open market upon such registration unless restrictions apply.
As restrictions on resale end, the market price of our Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our corporate headquarters are located in Nashville, Tennessee, where we lease approximately 41,000 and 55,000 square feet of office and operations space in two buildings. We also lease our 131,000 and 35,000 square foot manufacturing facilities in Antioch, Tennessee, and are in the process of leasing space near Austin, Texas, where we expect to open a second manufacturing facility. We have over 350 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, and the U.K., all of which are either leased or licensed from our retail partners. Lastly, we lease our 41,000 square foot facility in San Jose, Costa Rica and our 32,000 square foot facility in Cartago, Costa Rica. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.
Item 3. Legal Proceedings.
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

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, members of our board of directors, certain of our current officers, and the underwriters of our IPO. The following nine complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19-cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19). In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated as In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (TN Chancery Court filed December 20, 2019). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. On February 26, 2020, Defendants prevailed on its motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, Defendants moved to dismiss or stay the Tennessee state court action. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of our board of directors, certain of our current officers and related entities.  The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO.  The complaints seek, among other things, money damages on behalf of the Company,  restitution and/or disgorgement from the selling director defendants and cancellation of the Company's Class B common stock.  Two of these actions have been consolidated and we will seek to have the third consolidated as well. All three actions are in the preliminary stages.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company's ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California, the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising.  We recently filed a motion to strike and a motion to dismiss the providers’ claims. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel us to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene. We have filed our motion in response to oppose the consumer plaintiffs’ motion to rejoin or intervene. Litigation is in the pleading stage and discovery has not yet commenced.  The Company denies any alleged wrongdoing and intends to defend against these actions vigorously.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by us alleging that one of our former members, Align Technology, Inc., had violated certain restrictive covenants set forth in our operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of our operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of our confidential information, and sell its membership units to us or certain of our pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using our confidential information in any manner going forward. We are paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54 million redemption amount and seeking an additional $43 million. Arbitration on this matter is scheduled for June 30, 2020 through July 16, 2020.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NASDAQ Global Market under the symbol "SDC". As of February 29, 2020, there were approximately 32 holders of record of our Class A common stock. Because the majority of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Use of Proceeds

On September 16, 2019, we completed the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-233315), which was declared effective on September 11, 2019.

Under the Registration Statement, we issued and sold 58,537,000 shares of our Class A common stock at a price of $23.00 per share. We received net proceeds of approximately $1,286 million, net of underwriting discount but before offering expenses of approximately $9.9 million. To date we have used the net proceeds we received from the IPO as follows: (i) approximately $585.5 million to purchase and cancel LLC Units from pre-IPO investors and shares of Class A common stock from pre-IPO investors, in each case at a price per LLC Unit or share, as applicable equal to the public offering price per share of Class A common stock in the IPO, less the underwriting discount; (ii) approximately $28.7 million to pay incentive bonuses to certain employees pursuant to incentive bonus agreements (“IBAs”); (iii) approximately $114.8 million to fund the tax withholding and remittance obligations related to the IBAs; and (iv) approximately $111.0 million to purchase and cancel LLC Units from certain pre-IPO investors pursuant to the terms of our 2018 private placement. There has been no material change in the use of proceeds as described in the Final IPO Prospectus.

Performance Graph

COMPARISON OF 4-MONTH CUMULATIVE TOTAL RETURN*
Among SDC, Inc., the NASDAQ Composite Index, and the S&P 500 Index
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
9/12/2019
9/19/2019
9/26/2019
10/3/2019
10/10/2019
10/17/2019
10/24/2019
10/31/2019
11/7/2019
11/14/2019
11/21/2019
11/28/2019
12/5/2019
12/12/2019
12/19/2019
12/26/2019
SmileDirectClub, Inc.
NASDAQ Composite
S&P 500

*$100 invested on 9/12/19 in stock or index

Item 6. Selected Financial Data

	Years ended December 31,
(in thousands)	2019	2018	2017
Statements of Operations Data:
Total revenues	$750,428	$423,234	$145,954
Cost of revenues	178,390	133,968	64,011
Gross profit	572,038	289,266	81,943
Marketing and selling expenses	481,468	213,080	64,243
General and administrative expenses	580,843	121,743	48,202
Loss from operations	(490,273)	(45,557)	(30,502)
Total interest expense	15,734	13,705	2,148
Loss on extinguishment of debt	29,672	—	—
Other expense (income)	(142)	15,148	—
Net loss before provision for income tax expense	(535,537)	(74,410)	(32,650)
Provision for income tax expense	2,268	361	128
Net loss	(537,805)	(74,771)	(32,778)
Net loss attributable to non-controlling interest	(423,292)	—	—
Net loss attributable to SDC Inc.	$(114,513)	$(74,771)	$(32,778)

Earnings (loss) per share of Class A common stock:
Basic	$(1.12)	N/A	N/A
Diluted	$(1.14)	N/A	N/A

Weighted average shares outstanding:
Basic	102,442,525	N/A	N/A
Diluted	381,917,030	N/A	N/A

	Years ended December 31,
	2019	2018	2017
Balance Sheet Data:
Working capital	$383,632	$324,953	$(21,375)
Total assets	$885,645	$555,194	$66,406
Total long-term liabilities	$220,504	$139,524	$35,972
Stockholders' equity (deficit)	$458,285	$(90,437)	$(33,854)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are the industry pioneer as the first direct-to-consumer medtech platform for transforming smiles. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry. Our direct-to-consumer model provides members with a customized clear aligner therapy treatment delivered directly to their doors. We integrate marketing, aligner manufacturing, and fulfillment, and provide a proprietary web-based teledentistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. We are headquartered in Nashville, Tennessee and have locations throughout the U.S, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Hong Kong, and Costa Rica.
Key Business Metrics
We review the following key business metrics to evaluate our business performance: Unique aligner order shipments
For the years ended December 31, 2019 and 2018, we shipped 453,053 and 258,278 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.
Average aligner gross sales price
We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the years ended December 31, 2019 and 2018 was $1,771 and $1,764, respectively. Our ASP is less than our standard $1,895 price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Form 10-K.
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
Continued investment in controlled growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally. Our key investment initiatives include continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand, continued discipline around marketing and selling investments, including a focus on pushing more demand through existing SmileShops, enhancing our existing product platform, and introducing new products to further differentiate our offerings. Additionally, we intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
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
Provision for income tax expense

We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur tax expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 7.
Adjusted EBITDA
To supplement our consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, adjusted to remove derivative fair value adjustments, loss on extinguishment of debt, equity-based compensation and certain other non-operating expenses. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance and we believe it will provide the same to members/stockholders.
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

Results of Operations
The following table summarizes our historical results of operations. The period-over-period comparison of results of operations is not necessarily indicative of results for future periods. You should read this discussion of our results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

(in thousands)	Years ended December 31,
	2019	2018	2017
Statements of Operations Data:
Total revenues	$750,428	$423,234	$145,954
Cost of revenues	178,390	133,968	64,011
Gross profit	572,038	289,266	81,943
Marketing and selling expenses	481,468	213,080	64,243
General and administrative expenses	580,843	121,743	48,202
Loss from operations	(490,273)	(45,557)	(30,502)
Total interest expense	15,734	13,705	2,148
Loss on extinguishment of debt	29,672	—	—
Other expense	(142)	15,148	—
Net loss before provision for income tax expense	(535,537)	(74,410)	(32,650)
Provision for income tax expense	2,268	361	128
Net loss	(537,805)	(74,771)	(32,778)
Net loss attributable to non-controlling interest	(423,292)	—	—
Net loss attributable to SDC Inc.	$(114,513)	$(74,771)	$(32,778)
Other Data:
Adjusted EBITDA	$(102,923)	$(16,857)	$(21,129)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Years ended December 31,
	2019	2018	2017
Net loss	$(537,805)	$(74,771)	$(32,778)
Depreciation and amortization	27,336	8,861	2,513
Total interest expense	15,734	13,705	2,148
Income tax expense	2,268	361	128
Loss on disposal of property, plant and equipment	—	617	—
Fair value adjustment of warrant derivative	—	14,500	—
Loss on extinguishment of debt	29,672	—	—
Equity-based compensation	350,122	19,839	6,860
IPO related bonuses	9,892	—	—
Other	(142)	31	—
Adjusted EBITDA	$(102,923)	$(16,857)	$(21,129)

Comparison of the years ended December 31, 2019 and 2018

Revenues

Revenues increased $327.2 million, or 77.3%, to $750.4 million in the year ended December 31, 2019 from $423.2 million in the year ended December 31, 2018. The increase in revenues was primarily driven by growth in unique aligner shipments of 75% for the year ended December 31, 2019 compared to the same period in 2018. Growth in unique aligner orders was primarily driven by an increase in number of website visitors and conversion thereof to aligner sales, along with an increase in sales and marketing spend.
Cost of revenues
Cost of revenues increased $44.4 million, or 33.2%, to $178.4 million in the year ended December 31, 2019 from $134.0 million in the year ended December 31, 2018. Cost of revenues decreased as a percentage of revenues from 32% in the year ended December 31, 2018 to 24% in the year ended December 31, 2019, primarily as a result of producing more aligners internally versus outsourcing to a contract manufacturer, as well as increased automation. As of the year ended 2019, we manufacture 100% of our aligners in-house.
Gross margin increased to 76% in the year ended December 31, 2019 from 68% in the year ended December 31, 2018, primarily as a result of the factors described above.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues increased to 64% in the year ended December 31, 2019 from 50% in the year ended December 31, 2018, and increased to $481.5 million in the year ended December 31, 2019 from $213.1 million in the year ended December 31, 2018, primarily due to increased digital and media advertising and branding efforts, and by expansion of SmileShop locations to prepare for growth in 2020 and beyond.
General and administrative expenses
General and administrative expenses increased $459.1 million, or 377%, to $580.8 million in the year ended December 31, 2019 from $121.7 million in the year ended December 31, 2018, primarily due to equity-based compensation expense of approximately $324.5 million and other employee related bonuses of $6.1 million as a result of the IPO. General and administrative expenses as a percent of revenue increased from 29% in the year ended December 31, 2018 to 77% in the year ended December 31, 2019, primarily as a result of the factors mentioned above.
Interest expense
Interest expense increased $2.0 million, or 15%, to $15.7 million in the year ended December 31, 2019 from $13.7 million in the year ended December 31, 2018, primarily as a result of amortization of loan costs related to our JPM Credit Facility (defined below), partially offset by lower interest rates. Borrowings and interest expense from our JPM Credit Facility is based on, among other things, the amount of eligible retail installment sale contracts. See "Indebtedness" below for additional information.
Other expense
Other expense decreased $15.3 million to $(0.1) million in the year ended December 31, 2019 from $15.1 million in the year ended December 31, 2018, primarily as a result of the fair value adjustment from the TCW Warrants in 2018, which converted to additional obligations from the TCW Credit Facility in December 2018.
The loss on extinguishment of debt is due to the repayment of the TCW Credit Facility in June 2019. In connection with the repayment, we paid $11.9 million, related to the make-whole provision, and wrote-off $2.6 million and $15.1 million of deferred financing and debt issuance costs, respectively.
Provision for income tax expense
Our provision for income tax expense was $2.3 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

Comparison of the years ended December 31, 2018 and 2017

Revenues
Revenues increased $277.3 million, or 190%, to $423.2 million in 2018 from $146.0 million in 2017. The increase in revenues was primarily driven by growth in unique aligner orders of 187% over the same period. Growth in unique aligner orders was primarily driven by an increase in conversion from website visitors to aligner sales in 2018, along with an increase in sales and marketing spend of $148.8 million from 2017 to 2018.
Cost of revenues
Cost of revenues increased $70.0 million, or 109%, to $134.0 million in 2018 from $64.0 million in 2017. Cost of revenues decreased as a percentage of revenues from 44% in 2017 to 32% in 2018 primarily as a result of producing more aligners internally versus outsourcing to a contract manufacturer.
Gross margin increased to 68% in 2018 from 56% in 2017, primarily as a result of the factors described above.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues increased to 50% in 2018 from 44% in 2017, and increased to $213.1 million in 2018 from $64.2 million in 2017, primarily due to increased digital and media advertising and branding efforts, and by expansion of SmileShop locations to prepare for growth in 2019 and beyond.
General and administrative expenses
General and administrative expenses increased $73.5 million, or 153%, to $121.7 million in 2018 from $48.2 million in 2017, primarily as a result of $29.7 million in salaries and wages from the expansion of our team member headcount, $13.0 million in equity-based compensation expenses, and $10.2 million legal expenses. General and administrative expenses as a percent of revenue decreased from 33% in 2017 to 29% in 2018, due to improved leveraging of our fixed costs.
Interest expense
Interest expense increased $11.6 million, or 538%, to $13.7 million in 2018 from $2.1 million in 2017, primarily as a result of our entry into the TCW Credit Facility in February 2018 and borrowings thereunder.
Other expense
Other expense increased $15.1 million to $15.1 million in 2018 from $0.0 million in 2017, primarily as a result of the increase in the fair value of the TCW Warrants, which converted to additional obligations from the TCW Credit Facility in December 2018.
Provision for income tax expense
Our provision for income tax expense was $0.4 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, primarily related to state income tax in certain jurisdictions.
Liquidity and Capital Resources
As of December 31, 2019, SDC Inc. had an accumulated deficit of $114.5 million and had working capital of $383.6 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Years ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(333,192)	$(114,786)	$(30,268)
Net cash used in investing activities	(106,361)	(41,841)	(10,027)
Net cash provided by financing activities	444,082	466,485	37,965
Increase in cash	4,529	309,858	(2,330)
Cash at beginning of period	313,929	4,071	6,401
Cash at end of period	$318,458	$313,929	$4,071

Comparison of the years ended December 31, 2019 and 2018

As of December 31, 2019, we had $318.5 million in cash, an increase of $4.5 million compared to $313.9 million as of December 31, 2018.
Cash used in operating activities increased to $333.2 million during the year ended December 31, 2019 compared to $114.8 million in the year ended December 31, 2018, or an increase of $218.4 million, primarily resulting from an increase in accounts receivable associated with our SmilePay offering and increased net loss during the period. One-time cash compensation expense of approximately $83.6 million for the payment of cash bonus amounts pursuant to the IBAs was incurred in October 2019.
Cash used in investing activities increased to $106.4 million during the year ended December 31, 2019, compared to $41.8 million in the year ended December 31, 2018, primarily resulting from an increase in the number of SmileShop locations, along with an increase in purchases of manufacturing automation equipment and computer and software equipment.
Cash provided by financing activities decreased to $444.1 million during the year ended December 31, 2019, compared to $466.5 million in the year ended December 31, 2018. This decrease is primarily due to the use of net proceeds received in our IPO to repurchase Class A shares and LLC units and principal payments we made on long-term debt in the year ended December 31, 2019 (see—Indebtedness—TCW financing agreement, warrants, and warrant repurchase obligations) compared to net proceeds from the sale of Preferred Units in the year ended December 31, 2018.
Comparison of the years ended December 31, 2018 and 2017
As of December 31, 2018, we had $313.9 million in cash, an increase of $309.8 million compared to $4.1 million as of December 31, 2017.
Cash used in operating activities increased to $114.8 million during 2018, compared to $30.3 million in 2017, an increase of $84.5 million, primarily resulting from an increase in accounts receivable associated with our SmilePay offering.
Cash used in investing activities increased to $41.8 million during 2018, compared to $10.0 million in 2017, primarily resulting from an increase in the number of SmileShop locations from 41 to 188, along with an increase in purchases of manufacturing automation equipment and computer and software equipment.
Cash provided by financing activities increased to $466.5 million during 2018, compared to $38.0 million in 2017, primarily resulting from the proceeds of $400.2 million we received from our 2018 Private Placement and an increase in our long-term borrowings to $117.4 million in 2018 compared to $36.0 million in 2017. This was offset by the repayment of Align Loan (as defined herein) of $30.0 million in February 2018.
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
Indebtedness
TCW financing agreement, warrants, and warrant repurchase obligations
We were party to a credit facility with TCW Direct Funding (the "TCW Credit Facility"), which provided for $55.0 million Term Loan and the potential to draw up to an additional $70.0 million under the Delayed Draw Facility. The Term Loan and the Delayed Draw Facility matured February 2023 and bore interest at an annual rate of LIBOR or a reference rate, as defined in the agreement, plus an applicable margin based on our leverage (8% margin on LIBOR for the year ending December 31, 2018). The TCW Credit Facility also included make-whole provisions in case of termination of the facility. The TCW Credit Facility was secured by a first mortgage and lien on our real property and related personal and intellectual property. As of December 31, 2018, we had $55.0 million outstanding under the Term Loan and $65.5 million outstanding under the Delayed Draw Facility. In September 2019, we repaid in full all amounts outstanding under the Term Loan and Delayed Draw Facility, including an approximately $11.9 million make whole payment.
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
Revolving credit facility
In June 2019, we and SDC U.S. SmilePay SPV (the ‘‘SPV”), our wholly owned special purpose subsidiary, entered into a loan and security agreement with JPMorgan Chase Bank, N.A., as the administrative agent, the collateral agent and a lender providing a secured revolving credit facility to the SPV in an initial aggregate maximum principal amount of $500 million with the potential to increase the aggregate principal amount that may be borrowed up to an additional $250 million with the consent of the lenders participating in such increase. Availability under the JPM Credit Facility is based on, among other things, the amount of eligible retail installment sale contracts owned by the SPV in connection with out SmilePay financing option.
The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. The JPM Credit Facility also provides for an unused fee based on the unused portion of the total aggregate commitment. There is no amortization schedule. Upon expiration of the JPM Credit Facility on December 14, 2020 (unless earlier terminated or extended in accordance with its terms), any outstanding principal will continue to be reduced monthly through available collections beginning the month following this expiration. As of December 31, 2019, we had $150.4 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
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
Promissory notes
Promissory notes to majority member and related parties: We were the obligor under three promissory notes payable to David Katzman and certain affiliated trusts. As of December 31, 2018, the balance of these notes was $11.7 million. Interest on these notes accrued at a rate of 10% per annum. These notes were repaid in full in the first quarter of 2019.
Promissory notes on unitholder redemption: We had two outstanding promissory notes to unitholders due to repurchases of membership units. The notes were payable over 24 to 36 monthly payments plus interest at 1.7% to 3% annually. As of December 31, 2018 and 2017, the outstanding balances on these notes payable were $6.2 million and $9.0 million, respectively. These notes were repaid in full in the third quarter of 2019.
Contractual obligations
Our principal commitments consisted of obligations under our outstanding term loans and operating leases for equipment and office facilities. The following table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

December 31, 2019	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
JPM credit facility	$150,448	$—	$150,448	$—	$—
Operating lease commitments	58,149	15,067	16,559	11,235	15,288
Capital lease commitments	29,087	9,565	19,522	—	—
Align redemption promissory note	34,090	27,185	6,905	—	—
Dividend payable	43,400	—	43,400	—	—
Total contractual obligations	$315,174	$51,817	$236,834	$11,235	$15,288

The payments that we may be required to make under the Tax Receivable Agreement to the Continuing LLC Members may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. See “Certain Relationships and Related Party Transactions-Tax Receivable Agreement.”
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and equity-based compensation, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on our financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact our financial condition, results of operations, or cash flows. Actual results could differ from those estimates. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy and estimates are most critical to a full understanding and evaluation of our reported financial results.
Revenue recognition
As discussed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have implemented ASC 606, “Revenue from Contracts with Customers,” as of January 1, 2017 using the full retrospective method.
Our revenue is generated through sales of aligners, retainers, and other products. Our aligner sales commitment contains multiple promises which may include (i) initial aligners, (ii) mid-course corrections, (iii) refinement aligners, and (iv) retainers for international sales only. Our members are eligible for modified or refinement aligners at any point during their treatment plan or immediately following their original treatment plan (which is typically between five and ten months), in each case, upon the direction of, and pursuant to a prescription from, the treating dentist or orthodontist. Under ASC 606, we evaluate whether the initial aligners, mid-course corrections, and refinement aligners represent separate or combined performance obligations. We have determined that these promises, within the aligner sales commitment, represent separate performance obligations.
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
Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our historical consolidated balance sheets.
Equity-based compensation
Prior to the IPO, we issued equity-based compensation awards to team members and non-team members through granting of incentive units. There have been no significant changes to this critical accounting policy from that disclosed in our Final IPO Prospectus.
Following the IPO, we have two types of equity-based compensation awards outstanding: options and restricted stock units (“RSUs”), including those issued pursuant to incentive bonus agreements (“IBAs”).
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
In connection with the IPO, we entered into the Tax Receivable Agreement with certain of the Continuing LLC Members that provides for the payment by us of 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in SDC Inc.’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the “TRA Payments”). We expect to benefit from the remaining 15% of any of cash savings, if any, that we realize.
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
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large U.S. bank with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At December 31, 2019, we held no investments in marketable securities.
As of December 31, 2018, we had $55.0 million outstanding under the Term Loan, $65.5 million outstanding under the Delayed Draw Facility, and $31.9 million outstanding under the TCW Warrant Repurchase Obligation. Each bore interest at an annual rate of LIBOR or a reference rate, as defined in the agreement, plus an applicable margin that is based on our leverage (8% on LIBOR margin for the year ending December 31, 2018). In June 2019, the Term Loan and Delayed Draw Facility were repaid in full and the TCW Warrants were repurchased.
In June 2019, we entered into the JPM Credit Facility (the "JPM Credit Facility") in an initial aggregate maximum principal amount of $500 million with the potential to borrow up to an additional $250 million. The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. As of December 31, 2019, we had $150.4 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
Foreign currency exchange risk
Substantially all of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2019 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Currently, our international revenue is predominantly from Canada and denominated in Canadian dollars, with a limited portion from Australia, New Zealand, the U.K., Ireland, and Hong Kong, and denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.
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
Credit risk

We are exposed to credit risk through our SmilePay financing option. For the year ended December 31, 2019, approximately 65% of our members choose to finance their treatment through SmilePay. For the years ended December 31, 2019 and 2018, SmilePay amounted to approximately $345.7 and $174.2 million in net receivables and an associated delinquency rate of 9% and 10%, respectively. We may experience an increase in payment defaults and uncollectible accounts, and may be required to revise our collection estimates, which would adversely affect our revenue and net income.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website.

The Internet address for our website is www.smiledirectclub.com, and the code of ethics may be found on the “Corporate Governance” section of our “Investor Relations” webpage.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Select Market.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed
	1.	Financial Statements
All financial statements are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report
	2.	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
	3.	Exhibits
The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SmileDirectClub, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.
Nashville, Tennessee
March 10, 2020

SmileDirectClub, Inc.
Consolidated Balance Sheets
December 31, 2019
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash	$318,458	$313,929
Accounts receivable	239,413	113,934
Inventories	18,431	8,781
Prepaid and other current assets	14,186	5,782
Total current assets	590,488	442,426
Accounts receivable, non-current	106,315	60,217
Property, plant and equipment, net	177,543	52,551
Other assets	11,299	—
Total assets	$885,645	$555,194
LIABILITIES, TEMPORARY AND PERMANENT EQUITY (DEFICIT)
Accounts payable	$52,706	$25,250
Accrued liabilities	93,339	34,939
Due to related parties	—	20,305
Deferred revenue	25,435	19,059
Current portion of related party debt	—	16,054
Current portion of long-term debt	35,376	1,866
Total current liabilities	206,856	117,473
Long-term debt, net of current portion	173,150	137,123
Long-term related party debt	—	1,799
Other long-term liabilities	47,354	602
Total liabilities	427,360	256,997
Commitment and contingencies
Temporary Equity (Note 9)
Preferred Units	—	388,634
Permanent Equity (Deficit)
Class A common stock, par value $0.0001 and 103,303,674 shares issued and outstanding at December 31, 2019 and 0 shares issued and outstanding at December 31, 2018	10	—
Class B common stock, par value $0.0001 and 279,474,505 shares issued and outstanding at December 31, 2019 and 0 shares issued and outstanding at December 31, 2018	28	—
Additional paid-in-capital	447,866	57,677
Accumulated other comprehensive loss	(272)	—
Accumulated deficit	(114,513)	(148,429)
Noncontrolling interest	125,166	—
Warrants	—	315
Total permanent equity (deficit)	458,285	(90,437)
Total liabilities, temporary and permanent equity (deficit)	$885,645	$555,194

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenue, net	$706,529	$398,127	$140,268
Financing revenue	43,899	25,107	5,686
Total revenues	750,428	423,234	145,954
Cost of revenues	163,861	98,048	35,365
Cost of revenues—related parties	14,529	35,920	28,646
Total cost of revenues	178,390	133,968	64,011
Gross profit	572,038	289,266	81,943
Marketing and selling expenses	481,468	213,080	64,243
General and administrative expenses	580,843	121,743	48,202
Loss from operations	(490,273)	(45,557)	(30,502)
Interest expense	15,659	12,532	—
Interest expense—related parties	75	1,173	2,148
Loss on extinguishment of debt	29,672	—	—
Other (income) expense	(142)	15,148	—
Net loss before provision for income tax expense	(535,537)	(74,410)	(32,650)
Provision for income tax expense	2,268	361	128
Net loss	(537,805)	(74,771)	(32,778)
Net loss attributable to noncontrolling interest	(423,292)	—	—
Net loss attributable to SmileDirectClub, Inc.	$(114,513)	$(74,771)	$(32,778)

Earnings (loss) per share of Class A common stock:
Basic	$(1.12)	N/A	N/A
Diluted	$(1.14)	N/A	N/A

Weighted average shares outstanding:
Basic	102,442,525	N/A	N/A
Diluted	381,917,030	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net loss	$(537,805)	$(74,771)	$(32,778)
Other comprehensive loss:
Foreign currency translation adjustment	(1,010)	—	—
Comprehensive loss	(538,815)	(74,771)	(32,778)
Comprehensive loss attributable to noncontrolling interests	(424,030)	—	—
Comprehensive loss attributable to SmileDirectClub, Inc.	$(114,785)	$(74,771)	$(32,778)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at January 1, 2017	109,529	$33,671	369	$315	$—	$(40,880)	$(6,894)	$—
Sales of member units	2,153	12,764	—	—	—	—	12,764	—
Redemption of member units	(2,153)	(12,396)	—	—	—	—	(12,396)	—
Unitholder distribution	—	(1,410)	—	—	—	—	(1,410)	—
Forfeiture of unvested member units	(2,679)	—	—	—	—	—	—	—
Grant of incentive member units	2,191	—	—	—	—	—	—	—
Equity-based compensation	—	6,860	—	—	—	—	6,860	—
Net loss	—	—	—	—	—	(32,778)	(32,778)	—
Balance at December 31, 2017	109,041	$39,489	369	$315	$—	$(73,658)	$(33,854)	$—
Redemption of member units	(271)	(1,544)	—	—	—	—	(1,544)	—
Unitholder distribution	—	(21)	—	—	—	—	(21)	—
Grant of incentive member units	108	—	—	—	—	—	—	—
Issuance of Preferred Units	—	—	—	—	—	—	—	388,634
Tax distributions paid	—	(86)	—	—	—	—	(86)	—
Equity-based compensation	—	19,839	—	—	—	—	19,839	—
Net loss	—	—	—	—	—	(74,771)	(74,771)	—
Balance at December 31, 2018	108,878	$57,677	369	$315	$—	$(148,429)	$(90,437)	$388,634
Net loss prior to Reorganization Transactions	—	—	—	—	—	(104,245)	(104,245)
Preferred Unit redemption accretion	—	(59,250)	—	—	—	—	(59,250)	59,250
Redemptions prior to Reorganization Transactions	(20,710)	(54,154)	—	—	—	—	(54,154)	—
Share-based compensation prior to Reorganization Transactions	—	8,561	—	—	—	—	8,561	—
Distribution payable	—	(43,400)	—	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	90,566	(369)	(315)	—	252,674	342,925	(447,884)
Balance at December 31, 2019	—	$—	—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	—	—	$—	$—	$—	$—	$—		$(6,894)
Redemption of member units	—	—	—	—	—	—	—	—	(12,396)
Sale of member units	—	—	—	—	—	—	—	—	12,764
Unitholder distribution	—	—	—	—	—	—	—	—	(1,410)
Equity-based compensation	—	—	—	—	—	—	—	—	6,860
Net loss	—	—	—	—	—	—	—	—	(32,778)
Balance at December 31, 2017	—	—	$—	$—	$—	$—	$—	$—	$(33,854)
Redemption of member units	—	—	—	—	—	—	—	—	(1,544)
Unitholder distribution	—	—	—	—	—	—	—	—	(21)
Issuance of Preferred Units	—	—	—	—	—	—	—	—	388,634
Tax distributions paid	—	—	—	—	—	—	—	—	(86)
Equity-based compensation	—	—	—	—	—	—	—	—	19,839
Net loss	—	—	—	—	—	—	—	—	(74,771)
Balance at December 31, 2018	—	—	$—	$—	$—	$—	$—	$—	$298,197
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(104,245)
Redemptions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	(54,154)
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	—	—	—	8,561
Distribution payable	—	—	—	—	—	—	—	—	(43,400)
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	315	—	—
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,275,830	—	—	—	1,275,835
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	—	(696,489)
Issuance of Class A shares in connection with IBA vesting	6,150,461	—	1		(1)	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)		444,636	—	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	(114,513)	(319,047)	—	(433,560)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	299,199	—	—	—	299,199
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(87,685)	—	—	—	(87,685)
Other	—	—	—	—	(2,964)	—	—	—	(2,964)
Foreign currency translation adjustment	—	—	—	—	—	—	(738)	(272)	(1,010)
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$(114,513)	$125,166	$(272)	$458,285

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Cash Flows
(in thousands)

`

	For the Year Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(537,805)	$(74,771)	$(32,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,336	8,861	2,513
Deferred loan cost amortization	3,969	4,319	—
Accrued interest to related parties	—	1,152	1,095
Fair value adjustment of warrant derivative	—	14,500	—
Equity-based compensation	350,122	19,839	6,860
Loss on extinguishment of debt	17,693	—	—
Other non-cash operating activities	1,783	646	119
Changes in operating assets and liabilities:
Accounts receivable	(171,577)	(128,811)	(35,804)
Inventories	(9,650)	(6,058)	(721)
Prepaid and other current assets	(13,059)	(4,612)	(2,000)
Accounts payable	(1,182)	24,449	2,307
Accrued liabilities	13,107	13,494	14,380
Due to related parties	(20,305)	5,584	13,925
Deferred revenue	6,376	6,622	(164)
Net cash used in operating activities	(333,192)	(114,786)	(30,268)
Investing Activities
Purchases of property and equipment—related party	—	(15,135)	(3,437)
Purchases of property, equipment, and intangible assets	(106,361)	(26,706)	(6,590)
Net cash used in investing activities	(106,361)	(41,841)	(10,027)
Financing Activities
IPO proceeds, net of discount and related fees	1,277,010	—	—
Repurchase of Class A shares and LLC Units	(696,489)	—	—
Repurchase of Class A shares to cover employee tax withholdings	(85,684)	—	—
Settlement of canceled awards	(2,000)	—	—
Issuance of Class A common stock	6	—	—
Proceeds from sale of Preferred Units, net	—	388,634	—
Member tax distributions	—	(86)	—
Proceeds from sale of member units	—	—	12,764
Redemptions of member units	—	—	(1,602)
Unitholder advance	—	—	(1,398)
Borrowings on long-term debt	176,000	117,375	36,000
Payments of issuance costs	(6,127)	(3,514)	—
Principal payments on long-term debt	(193,516)	—	—
Principal payments on related party debt	(22,352)	(35,532)	(7,799)
Other	(2,766)	(392)	—
Net cash provided by financing activities	444,082	466,485	37,965
Increase (Decrease) in cash	4,529	309,858	(2,330)
Cash at beginning of period	313,929	4,071	6,401
Cash at end of period	$318,458	$313,929	$4,071

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Note 1—Organization and Basis of Presentation
Organization
SmileDirectClub, Inc. was formed on April 11, 2019 with no operating assets or operations as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SDC Financial LLC and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “SmileDirectClub,” and similar references refer to SmileDirectClub, Inc. and its consolidated subsidiaries, including SDC Financial LLC and its subsidiaries. “SDC Financial” refers to SDC Financial LLC and “SDC Inc.” refers to SmileDirectClub, Inc. The Company is engaged by its network of doctors to provide a suite of non-clinical administrative support services, including access to and use of its SmileCheck platform, as a dental support organization (“DSO”). For purposes of these Notes to Consolidated Financial Statements, the Company’s affiliated network of dentists and orthodontists is included in the definition of “we,” “us,” “our,” and the “Company” as it relates to any clinical aspect of the member’s treatment. All of the Company’s manufacturing operations are directly or indirectly conducted by Access Dental Lab, LLC (“Access Dental”), one of its operating subsidiaries.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
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

SDC Inc. is the sole managing member of SDC Financial and, although SDC Inc. has a minority economic interest in SDC Financial, it has the sole voting power in, and controls the management of, SDC Financial. Accordingly, SDC Inc. consolidated the financial results of SDC Financial and reported a noncontrolling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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
Basis of Presentation and Consolidation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The consolidated financial statements include the accounts of SDC Inc., which consolidates SDC Financial and its wholly-owned subsidiaries, as well as accounts of contractually affiliated professional corporations (“PCs”) managed by the Company.
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At December 31, 2019, the variable interest entities include 44 dentist owned PCs and at December 31, 2018 the variable interest entities included 31 dentist owned PCs. The Company is a dental service

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
All significant intercompany balances and transactions are eliminated in consolidation.
Note 2—Summary of Significant Accounting Policies
Management Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.
Revenue Recognition
The Company’s revenues are derived primarily from sales of aligners, impression kits, whitening gel, and retainers, and interest earned through its SmilePay financing program. Revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, discounts and returns.
The Company identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates (the number of times a customer is expected to order additional aligners), costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation, in making these estimates. Further, the Company’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract. The Company uses the expected cost plus a margin approach to determine the SSP for performance obligations, and discounts are allocated to each performance obligation based on the relative standalone selling price. However, any material changes in the allocation of the SSP could impact the timing of revenue recognition, which may have a material effect on the Company’s financial position and result of operations as the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

The Company estimates the amount expected to be collected based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections as a primary source of information in estimating the amount of contract consideration expected to be collected and implicit price concessions. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. The Company believes its analysis provides reasonable estimates of its revenues and valuations of its accounts receivable.
A description of the revenue recognition for each product sold by the Company is detailed below.
Aligners and Impression Kits: The Company enters into contracts with customers for aligner sales that involve multiple future performance obligations. The Company determined that aligner sales comprise the following distinct performance obligations: initial aligners, modified aligners, refinement aligners, and retainers for international sales only which can occur at any time throughout the treatment plan (which is typically between five to ten months) upon the direction of and prescription from the treating dentist or orthodontist.
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
Retainers and Other Products: The Company sells retainers and other products (such as whitening gel and tooth brushes) to customers, which can be purchased on the Company’s website or certain retail outlets. The sales of these products are independent and separate from the customer’s decision to purchase aligner therapy. The Company determined that the transfer of control for these performance obligations occurs as the title of such products passes to the customer.
The following table summarizes revenue recognized for each product sold by the Company:

	Years Ended December 31,
	2019	2018	2017
Aligner revenue, net of implicit price concessions	$683,429	$390,505	$139,060
Financing revenue, net of implicit price concessions	43,899	25,107	5,686
Retainers and other products revenue	23,100	7,622	1,208
Total revenue	$750,428	$423,234	$145,954

Implicit price concessions included in total revenue	$74,662	$46,554	$16,826

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the years ended December 31, 2019, 2018 and 2017, the Company

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

recognized $750,428, $423,234 and $145,954 of revenue, respectively, of which $16,630, $12,437 and $12,601 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2018, 2017 and 2016, respectively.
Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $19,000, $10,500 and $6,200 in outsourced shipping expenses for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, the Company incurred marketing, selling, and advertising costs of $481,468, $213,080 and $64,243, respectively.
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
Depreciation and Amortization
Depreciation includes expenses related to the Company’s property, plant and equipment, including capital leases. Amortization includes expenses related to definite-lived intangible assets and capitalized software. Depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization is included in cost of revenues, selling expenses, and general and administrative expenses depending on the purpose of the related asset. Depreciation and amortization by financial statement line item for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Cost of revenues	$11,186	$4,719	$1,144
Marketing and selling expenses	5,322	1,429	208
General and administrative expenses	10,828	2,713	1,161
Total	$27,336	$8,861	$2,513

Fair Value of Financial Instruments

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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
The Company’s financial instruments consist of cash, receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. Prior to the IPO, the derivative financial instruments were held at fair value, and the preferred units were recorded at the accreted redemption value. The Company had $150,448 and $144,400 in borrowings under its debt facilities (as discussed in Notes 8 and 15) as of December 31, 2019 and 2018, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company had no outstanding derivatives at December 31, 2019 or 2018; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at December 31, 2019 or 2018, or net revenue for the years ended December 31, 2019, 2018 and 2017.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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
The Company leases office spaces and equipment under operating leases with original lease periods of up to 10 years. Certain of these leases have free or escalating rent payment provisions and lease incentives provided by the landlord. Rent expense is recognized under such leases on a straight-line basis over the term of the lease. The Company occasionally receives reimbursements from landlords to be used towards improving the related property to be leased. Leasehold improvements are recorded at their gross costs, including items reimbursed by landlords. Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the applicable lease term.
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the years ended

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

December 31, 2019 and 2018, the Company capitalized $11,861 and $5,200, respectively, of internally developed software costs. Amortization expense for internally developed software was $3,384, $667 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.
Impairment
The Company evaluates long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. The Company’s estimates of future cash flows attributable to long-lived assets require significant judgment based on its historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, profitability, and the structure that would yield the highest economic value, among other factors.
Debt Issuance Costs
The Company records debt issuance costs related to its term debt as direct deductions from the carrying amount of the debt. The costs are amortized to interest expense over the life of the debt.
Redeemable Series A Preferred Units
SDC Financial classified its Redeemable Series A Preferred Units (‘‘Preferred Units”) as temporary equity on the consolidated balance sheet for periods prior to the Reorganization Transactions and IPO due to certain deemed liquidation events that are outside of its control. The Company evaluated the Preferred Units upon issuance in order to determine classification as to permanent or temporary equity and whether or not the instrument contained an embedded derivative that requires bifurcation. This analysis followed the whole instrument approach which compares an individual feature against the entire instrument that includes that feature. This analysis was based on a consideration of the economic characteristics and risk of the Preferred Units including: (i) redemption rights on the Preferred Units allowing the Preferred Unitholders the ability to redeem the Preferred Units six years from the anniversary of the Preferred Units original issuance, provided that a qualified public offering has not been consummated prior to such date; (ii) conversion rights that allowed the Preferred Unitholders the ability to convert into common member units at any time; (iii) the Preferred Unitholders could vote based on the combined membership percentage interest; and (iv) distributions of the preferred return on the Preferred Units were subject to the same conditions as non-Preferred Unit distributions which required all distributions to be approved by SDC Financial’s board of directors.
The Company elected the accreted redemption value method in which it accreted changes in the redemption value, as defined in Note 9, over the period from the date of issuance of the Preferred Units to the earliest redemption date (six years from the date of issuance) using the effective interest method.
Income Taxes
SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial in the consolidated financial statements. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, LLC (‘‘SDC Holding”) and its domestic and foreign subsidiaries, which are taxed as corporations. As such, SDC Financial does not pay any federal income taxes, as any income or loss is included in the tax returns of the individual members.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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
The Company computes the provision for income taxes using the liability method and recognizes deferred tax assets and liabilities for temporary differences between financial statement and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates applicable to taxable income in effect for the years in which those tax assets are expected to be realized or settled and provides a valuation allowance against deferred tax assets when it cannot conclude that it is more likely than not that some or all deferred tax assets will be realized. In addition, the Company recognizes tax benefits from uncertain tax positions only if it expects that its tax positions are more likely than not that they will be sustained, based on the technical merits of the positions, on examination by the jurisdictional tax authority. The Company recognizes any accrued interest and penalties to unrecognized tax benefits as interest expense and income tax expense, respectively.
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
The Company will adopt ASU 2016-02 as of January 1, 2020 using a modified retrospective approach at the beginning of the period of adoption and, accordingly, prior period presentation will not be adjusted. The Company has elected the package of practical expedients offered in the transition guidance which allows management to not reassess lease identification, lease classification and initial direct costs. The Company also has elected the accounting policy practical expedients by class of underlying asset to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the balance sheet.
The Company has substantially completed its evaluation of the financial impact of the new standard as it relates to the Company’s lease portfolio, which primarily consists of real estate leases. Management believes the effect of adopting the new standard will be to record material right-of-use assets and liabilities for current operating leases. Management continues to evaluate the impact ASU 2016-02 will have on the Company’s internal controls, policies

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

and procedures. See Note 16 for the Company’s aggregate minimum lease payments under non-cancelable operating leases under the current accounting guidance at December 31, 2019.
The Company is continuing to refine its approach under ASU 2016-02, including finalizing its transition calculations, controls and disclosure policies. The Company will finalize its accounting assessment and quantitative impact of adoption of ASU 2016-02 during the first quarter of 2020. The Company will continue to monitor industry activities and any additional accounting guidance and will adjust the Company’s assessment and implementation plans accordingly.
In September 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 3—Inventories
Inventories are comprised of the following:

	Years Ended December 31,
	2019	2018
Raw materials	$5,950	$3,486
Finished goods	12,481	5,295
Total inventories	$18,431	$8,781

Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

	Years Ended December 31,
	2019	2018
Prepaid expenses	$10,503	$2,642
Deposits to vendors	3,132	2,822
Other	551	318
Total prepaid and other current assets	$14,186	$5,782
Prepaid expenses, non-current	$1,308	$—
Deposits to vendors, non-current	3,346	—
Indefinite-lived intangible assets	6,217	—
Other intangible assets, net	428	—
Total other assets	$11,299	$—

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment indicators during the year ended December 31, 2019.

Note 5—Property, plant and equipment, net
Property, plant and equipment were comprised of the following:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2019	2018
Lab and SmileShop equipment	$79,103	$30,627
Computer equipment and software	48,401	14,748
Leasehold improvements	13,275	7,208
Furniture and fixtures	13,152	5,174
Vehicles	2,660	721
Construction in progress	60,317	6,031
	216,908	64,509
Less: accumulated depreciation	(39,365)	(11,958)
Property, plant and equipment, net	$177,543	$52,551

The carrying values of assets under capital leases were $26,501 and $6,285 as of December 31, 2019 and 2018, respectively, net of accumulated depreciation of $4,670 and $582, respectively.

Note 6—Accrued liabilities
Accrued liabilities were comprised of the following at December 31, 2019:

	Years Ended December 31,
	2019	2018
Accrued marketing costs	$31,804	$11,760
Accrued payroll and payroll related expenses	25,019	10,469
Accrued sales tax and related costs	6,660	1,913
Other	29,856	10,797
Total accrued liabilities	$93,339	$34,939

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
The Company’s U.S. federal and state income tax returns for the tax years 2015 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, the U.K., the E.U., Ireland, Hong Kong and New Zealand with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2017. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.
Income Tax Expense
The components of loss before income taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
Domestic	$(532,379)	$(51,224)	$(32,650)
Foreign	(3,158)	(23,186)	—
Loss before income taxes	$(535,537)	$(74,410)	$(32,650)

The income tax provision was as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$1,018	$101	$43
State	309	204	85
Foreign	491	—	—
Current income tax provision	$1,818	$305	$128
Deferred:
Federal	—	—	—
State	450	56	—
Foreign	—	—	—
Deferred income tax provision	450	56	—
Total income tax provision	$2,268	$361	$128

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interest and non taxable income	(16.6)%	(21.0)%	(21.0)%
State income tax, net of federal benefit	(0.1)%	—%	—%
Losses for which no benefit has been recognized	(3.8)%	—%	—%
Foreign rate differential	(0.1)%	—%	—%
Uncertain tax position	(0.2)%	—%	—%
Other	(0.6)%	—%	—%
Effective income tax rate	(0.4)%	—%	—%

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$539	$697
Accruals and reserves	1,169	508
Net operating loss carryforwards	21,989	2,259
Deferred warrant expense	—	191
Basis in partnership	214,530	—
Gross deferred tax assets	$238,227	$3,655
Valuation allowance	(237,775)	(2,722)
Net deferred tax assets	$452	$933
Deferred tax liabilities:
Depreciation and amortization	(531)	(984)
Other	—	(5)
Gross deferred tax liabilities	(531)	(989)
Net deferred tax liabilities	$(79)	$(56)

At December 31, 2019 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $10,751, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $10,500, which expire from 2029 through 2033. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $737. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

As of December 31, 2019, the Company maintained a full valuation allowance of approximately $238,000 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Unrecognized Tax Benefits

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2019	2018
Balance at beginning of year	$34	$10
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current year	972	24
Decreases for settlements with taxing authorities	—	—
Decreases for lapsing of the statute of limitations	—	—
Balance at end of year	$1,006	$34

The total amount of accrued interest and penalties were not significant as of December 31, 2019. The total amount of unrecognized tax benefit recorded during 2019 and 2018 was $1,006 and $34, respectively. All our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.

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

In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement with the Continuing LLC Members. The Tax Receivable Agreement provides for the payment by SDC Inc. of 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in SDC Inc.’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the ‘‘TRA Payments”). The Company expects to benefit from the remaining 15% of any of cash savings, if any, that it realizes.

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the year ended December 31, 2019.

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
Note 8—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following at December 31, 2019 and 2018:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2019	2018
TCW Credit Facility, net of unamortized discount and financing costs of $19,719	$—	$100,781
Warrant Repurchase Obligation	—	31,900
JPM Credit Facility, net of unamortized financing costs of $2,513	147,935	—
Align redemption promissory note	34,090	—
Capital lease obligations (Note 16)	26,501	6,308
Total debt	208,526	138,989
Less current portion	(35,376)	(1,866)
Total long-term debt	$173,150	$137,123

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
The Company recorded $3,514 and $3,125 of deferred financing costs and issuance discounts, respectively, related to the TCW Credit Facility. During the years ended December 31, 2019 and 2018, the Company amortized under the effective interest rate method $354 and $461, respectively, of deferred financing and debt issuance costs which is included in interest expense on the consolidated statements of operations.
As described below, the Company used the proceeds from the JPM Credit Facility (as defined below) to repay the TCW Credit Facility in June 2019. In connection with the repayment, the Company paid $11,947 related the make-whole provision, and wrote-off $2,616 and $15,109 of deferred financing and debt issuance costs, respectively, which is included in loss from extinguishment of debt on the consolidated statements of operations.
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
JPM Credit Facility

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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
The Company recorded $6,188 related to deferred financing costs of the JPM Credit Facility. During the year ended December 31, 2019, the Company amortized $3,675 of deferred financing costs.
The proceeds of the JPM Credit Facility were used to repay all outstanding amounts under the TCW Credit Facility, including repurchasing the TCW Warrants, and for working capital and other corporate purposes.
The JPM Credit Facility is secured by, among other assets, a first-priority security interest in certain receivables and certain intellectual property. As of December 31, 2019, the Company had $274,603 of its receivables collateralized as part of the JPM Credit Facility.
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
As of December 31, 2019, the Company had $150,448 outstanding and was in compliance with all covenants in the JPM Credit Facility.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of December 31, 2019, the Company has $34,090 outstanding under this promissory note.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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
The Company classified the Preferred Units as temporary equity in the consolidated balance sheets, as redemption was outside the control of the Company. The Preferred Units were recorded at the redemption value and the Company accounted for the changes in the redemption value using the accretion method which was recorded through equity. The Company recorded $59,250 of accretion during the year ended December 31, 2019.
Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, the SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of December 31, 2019, SDC Inc. had 103,303,674 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of December 31, 2019, SDC Inc. had a 27.0% economic ownership interest in SDC Financial.
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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the period ended December 31, 2019. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

(“Options”) and Class A restricted stock units (“RSUs”), including those issued pursuant to incentive bonus agreements (“IBAs”).
Class A Common Stock Options
Options activity was as follows during the year ended December 31, 2019:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding beginning of period	—	$—	—	$—
Granted	1,760,860	23.00
Exercised	—	—
Expired	—	—
Forfeited	16,304	23.00
Outstanding at December 31, 2019	1,744,556	$23.00	9.7	$—
Exercisable at December 31, 2019	—	$—	—	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of December 31, 2019, unrecognized compensation expense related to the Options was $16,420. This expense is expected to be recognized over a weighted average period of 2.7 years.
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
Restricted Stock Units
Incentive Bonus Awards
The Company has IBA agreements with several key employees to provide a bonus payment in the event of a liquidation event as defined in each agreement. The bonus amounts are calculated based on the value of the Company at the time of the liquidation event, less an amount determined upon the employee entering into the agreement. The right to the payment generally vests annually over a five-year period, with certain liquidation events resulting in an acceleration of the vesting period. As the vesting of these awards was contingent on a liquidation event, no amounts were required to be recorded prior to a liquidation event. The IBA agreements were modified in August 2019 to accelerate certain vesting conditions upon a liquidation event and to modify the settlement terms, whereby the Company settled the vested portion of each IBA in 50% shares of Class A common stock and/or vested RSUs and 50% cash, of which approximately 80% of the cash (40% of the total vested portion of the award) that the IBA holders would have otherwise received was withheld by the Company to fulfill tax withholding obligations and the remainder was paid out to IBA holders upon the occurrence of a liquidation event. As a result of the modification

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

and the occurrence of a liquidation event through the IPO, the Company recorded equity-based compensation expense of $316,959, equivalent to the amount of IBAs vested at the time of the IPO, in the form of cash, 5,654,078 shares of Class A common stock and 2,199,453 vested RSUs to be released over a period of six to twenty-four months following the date of the IPO. The unvested portion of the IBAs are represented in the form of unvested RSUs that will vest, subject to the holders’ continued employment, over a period generally ranging from 2 years to 4 years.
Non-IBA Restricted Stock Units
During 2019, the Company granted RSUs to certain team members that generally vest annually over two to three years or after three years from the date of grant, subject to the recipient's continued employement or service to the Company through each vesting date.
A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2018	—	—	—	$—
Granted	5,412,966	1,095,230	6,508,196	$21.99
Vested	618,572	—	618,572	$23.00
Cancelled	—	5,434	5,434	$23.00
RSUs outstanding, December 31, 2019	4,794,394	1,089,796	5,884,190	$21.88

As of December 31, 2019, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $70,358. This expense is expected to be recognized over a weighted average period of 1.9 years.
Incentive Bonus Units
SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year ended December 31, 2019. As of December 31, 2019, unrecognized compensation expense related to unvested IBUs was $1,169.
Employee Stock Purchase Plan
The SmileDirectClub, Inc. team member Stock Purchase Plan ("SPP") was initiated in November 2019. Under the SPP, the Company is authorized to issue up to 5,772,944 shares of its Class A common stock to qualifying employees. Eligible team members may direct the Company, during each six months option period, to withhold up to 30% of their base salary and commissions, the proceeds from which are used to purchase shares of Class A common stock at a price equal to the lesser of 85% of the closing market price on the exercise date or the grant date. For accounting purposes, the SPP is considered a compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the employees to purchase the Company's shares.
Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $350,122, $19,839 and $6,860 for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts are included in general and administrative expense on

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

the consolidated statements of operations. Of the expense recognized during the year ended December 31, 2019, approximately $127,498 was paid in the form of cash, a portion of which related to settlement in cash that is reflected within changes in accrued expenses in cash used in operating activities on the consolidated statements of cash flows.

Note 13—Earnings (Loss) per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2018 and 2017. The basic and diluted earnings per share period for the year ended December 31, 2019, represents only the period from September 11, 2019 to December 31, 2019, which represents the period wherein the Company had outstanding Class A common stock.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Year Ended December 31, 2019

Numerator:
Net loss	$(537,805)
Less: Net loss attributable to SDC Financial prior to the Reorganization Transactions	(104,245)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(319,047)
Net loss attributable to SDC Inc. - basic	(114,513)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(319,047)
Net loss attributable to SDC Inc. - diluted	$(433,560)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	102,442,525
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	279,474,505
Weighted average shares of Class A common stock outstanding - diluted	381,917,030

Earnings (loss) per share of Class A common stock outstanding - basic	$(1.12)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(1.14)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

Year Ended December 31, 2019

Options	1,744,556
Restricted Stock Units	5,884,190
Warrants	1,471,735

In connection with the IPO, the Company issued to the representative of the underwriters in the IPO an option to purchase up to a total of 8,780,550 additional shares of Class A common stock. The option was exercisable by the holder at the IPO price of $23.00 per share, commencing upon the consummation of the IPO on September 16, 2019 and expired unexercised on October 16, 2019 without the option to purchase additional shares being exercised.
Note 14—Employee Benefit Plans

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2019, 2018 and 2017, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $2,707, $1,133 and $229 to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 15—Related Party Transactions
Promissory Notes to Majority Member and Related Parties
The Company was the obligor under three promissory notes payable to two equityholders, one of whom was a majority equityholder, and a related party of an equityholder. These promissory notes bore interest at 10%, and were payable with interest annually. As of December 31, 2019 and 2018, the balances of these notes were $0 and $11,685, respectively. Interest expense of $26 and $913 was incurred for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had promissory notes of $0 and $6,168, respectively, outstanding to former employees related to repurchases of Pre-IPO Units. These promissory notes have interest and principal payments due in monthly installments over 24 to 36 months. These promissory notes bear interest at 1.7% to 3.0%. Interest on these promissory notes payable was $49 and $333 for the years ended December 31, 2019 and 2018, respectively.
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $7,433 and $8,250 of freight incurred through an Affiliate during the years ended December 31, 2019 and 2018, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.
In addition, the Company paid one of the Affiliates $1,255 and $1,200 in management fees for the years ended December 31, 2019 and 2018, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 12).
The Company purchased legal services from a law firm where a partner is an immediate family member of a director of the Company. Fees paid for services totaled $1,716 and $153 for the years ended December 31, 2019 and 2018, respectively.
The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the years ended December 31, 2019 and 2018, purchases from Align of equipment were $6,025 and $15,135, respectively, and purchases of aligners included in cost of revenues—related parties were $7,659 and $27,670, respectively.
In February 2019, the Company entered into an agreement with the David Katzman Revocable Trust (the ‘‘Trust”) to purchase all of the issued and outstanding membership units of a limited liability corporation (‘‘SDC

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Plane”) owned by the Trust for a purchase price of approximately $1,100, which was the Trust’s acquisition cost. SDC Plane owns an interest in an aircraft, which is available for use by our executives.
In August 2019, we agreed to purchase a private aircraft from Camelot SI Leasing, LLC, for $3,400, the appraised value of the aircraft. As of December 31, 2019, this purchase was not finalized.
At December 31, 2019 and 2018, amounts due to related parties for goods and services were $0 and $20,305, respectively. These amounts are included within due to related parties on the consolidated balance sheets.
Distribution Payable
In August 2019, SDC Financial declared a distribution of $43,400 less any amount determined to be due and payable to Align in connection with the current Align arbitration proceedings to the pre-IPO investors. Such distribution will be paid upon final determination of the outcome and amount payable, if any, in connection with such current arbitration proceedings. This amount is presented within other long-term liabilities on the accompanying consolidated balance sheet.
Note 16—Commitments and Contingencies
Lease Commitments
The Company has various operating leases, primarily for leased facilities. Total rental expense for these operating leases amounted to $34,167 and $13,566 for the years ended December 31, 2019 and 2018, respectively. The Company recognizes rent expense on a straight-line basis over the life of the lease, adjusted for lessor incentives received, which commences on the date that the Company has the right to control the property.
At December 31, 2019, future minimum payments for capital and operating leases consist of the following:

	Capital Leases	Operating Leases
2020	$9,565	$15,067
2021	9,823	9,719
2022	9,699	6,840
2023	—	5,798
2024 and thereafter	—	20,725
Total minimum lease payments	$29,087	$58,149
Amount representing interest	2,586
Present value of minimum lease payments	26,501
Less: current portion	(8,192)
	$18,309

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

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

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising.  We recently filed a motion to strike and a motion to dismiss the providers claims. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel us to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. That consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation, or in the alternative, to intervene.  Litigation is in the pleading stage and discovery has not yet commenced.  The Company denies any alleged wrongdoing and intends to defend against these actions vigorously.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of our former members, Align, had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of the Company’s operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of its pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,000.

Tax Receivable Agreement

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

As described in Note 7, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the year ended December 31, 2019 and 2018, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.
Note 17—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the years ended December 31, 2019, 2018 and 2017, substantially all of the Company’s revenues were generated by sales within the United States and substantially all of its net property, plant and equipment was within the United States.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Note 18—Quarterly Results of Operations Data (Unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue, net	$196,714	$180,185	$195,794	$177,735
Gross profit	143,339	138,750	161,130	128,819
Loss from operations	(92,244)	(382,341)	685	(16,373)
Net loss	(97,326)	(387,564)	(32,435)	(20,480)
Net loss attributable to noncontrolling interest	(71,109)	(299,268)	—	—
Net loss attributable to SmileDirectClub, Inc.	$(26,217)	$(88,296)	$(32,435)	$(20,480)

Earnings (loss) per share of Class A common stock:
Basic	$(0.25)	$(0.89)	N/A	N/A
Diluted	$(0.25)	$(0.89)	N/A	N/A

Weighted average shares outstanding:
Basic	103,043,244	99,533,877	N/A	N/A
Diluted	382,517,729	379,008,382	N/A	N/A

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue, net	$128,504	$119,666	$106,649	$68,415
Gross profit	90,848	83,731	73,846	40,841
Loss from operations	(22,758)	(3,728)	(1,644)	(17,427)
Net loss	(26,014)	(14,951)	(13,975)	(19,831)
Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to SmileDirectClub, Inc.	$(26,014)	$(14,951)	$(13,975)	$(19,831)

Earnings (loss) per share of Class A common stock:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

Weighted average shares outstanding:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)

Note 19—Supplemental Cash Flow

The supplemental cash flow information comprised of the following for the years ended December 31:

	2019	2018	2017
Interest paid	$9,664	$8,392	$1,023
Income taxes paid	$—	$—	$—
Purchases of property and equipment included in accounts payable	$28,638	$1,457	$—
Property acquired under capital lease	$23,973	$6,867	$—
Promissory note issued in exchange for member unit redemptions	$—	$1,546	$10,793
Costs associated with IPO included in accrued expenses	$1,155	$—	$—

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of SmileDirectClub, Inc.	8-K	001-39037	3.1	09/17/2019
3.2	Amended and Restated By-laws of SmileDirectClub, Inc.	8-K	001-39037	3.2	09/17/2019
4.1	Voting Agreement by and among David Katzman and the parties named therein	8-K	001-39037	10.3	09/17/2019
4.2	Registration Rights Agreement	S-1/A	333-233315	4.2	09/09/2019
4.3*	Description of Capital Stock
10.1	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-233315	10.1	09/09/2019
10.2	Seventh Amended and Restated Limited Liability Company Agreement of SDC Financial LLC	8-K	001-39037	10.1	09/17/2019
10.3	Tax Receivable Agreement, by and among SmileDirectClub, Inc. and certain holders described therein	8-K	001-39037	10.2	09/17/2019
10.4	Loan and Security Agreement, dated as of June 14, 2019, by and among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as seller and servicer, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto	S-1	333-233315	10.4	08/16/2019
10.5	SmileDirectClub, Inc. 2019 Omnibus Incentive Plan	S-8	333-233773	4.1	09/16/2019
10.6	SmileDirectClub, Inc. 2019 Stock Purchase Plan	S-8	333-233773	4.2	09/16/2019
10.7	Form of SmileDirectClub, Inc. Change in Control Severance Agreement	S-1/A	333-233315	10.7	09/09/2019
10.8	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice	S-1	333-233315	10.8	08/16/2019
10.9	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Stock Option Grant Notice	S-1/A	333-233315	10.9	09/09/2019
21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Incorporated by Reference
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMILEDIRECTCLUB, INC.
(Registrant)

March 10, 2020	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

March 10, 2020	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Each of the officers and directors of SmileDirectClub, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints David Katzman and Kyle Wailes, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2020	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

March 10, 2020	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 10, 2020	/s/ Steven Katzman
Date	Steven Katzman
Chief Operating Officer and Director

March 10, 2020	/s/ Jordan Katzman
Date	Jordan Katzman
Director

March 10, 2020	/s/ Alexander Fenkell
Date	Alexander Fenkell
Director

March 10, 2020	/s/ Susan Greenspon Rammelt
Date	Susan Greenspon Rammelt
Chief Legal Officer, Secretary, and Director

March 10, 2020	/s/ Rick Schnall
Date	Rick Schnall
Director

March 10, 2020	/s/ Dr. William H. Frist
Date	Dr. William H. Frist
Director

March 10, 2020	/s/ Carol J. Hamilton
Date	Carol J. Hamilton
Director

March 10, 2020	/s/ Richard F. Wallman
Date	Richard F. Wallman
Director