Form 10-Q
period 2020-03-31
SmileDirectClub, Inc.
filed 2020-05-15
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 6, 2020:
Class A Common stock: 108,613,088
Class B Common Stock: 276,454,886

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

•	our relationships with our freight carriers, suppliers, and other vendors;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber-attacks);

•	the adequacy of our risk management framework;

•	our cash needs and ability to raise additional capital, if needed;

•	our intellectual property position;

•	our exposure to claims and legal proceedings;

•	our ability to manage the COVID-19 pandemic and containment measures and the related impacts on our business; and

•	other factors and assumptions described in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash	$224,434	$318,458
Accounts receivable	246,959	239,413
Inventories	28,187	18,431
Prepaid and other current assets	10,415	14,186
Total current assets	509,995	590,488
Accounts receivable, non-current	98,348	106,315
Property, plant and equipment, net	184,712	177,543
Operating lease right-of-use asset	43,105	—
Other assets	11,608	11,299
Total assets	$847,768	$885,645
LIABILITIES AND PERMANENT EQUITY
Accounts payable	$59,748	$52,706
Accrued liabilities	84,374	93,339
Deferred revenue	29,037	25,435
Current portion of long-term debt	37,539	35,376
Other current liabilities	7,156	—
Total current liabilities	217,854	206,856
Long-term debt, net of current portion	183,874	173,150
Operating lease liabilities, net of current portion	36,409	—
Other long-term liabilities	44,493	47,354
Total liabilities	482,630	427,360
Commitment and contingencies
Permanent Equity
Class A common stock, par value $0.0001 and 108,512,662 shares issued and outstanding at March 31, 2020 and 103,303,674 shares issued and outstanding at December 31, 2019	11	10
Class B common stock, par value $0.0001 and 276,454,886 shares issued and outstanding at March 31, 2020 and 279,474,505 shares issued and outstanding at December 31, 2019	27	28
Additional paid-in-capital	461,046	447,866
Accumulated other comprehensive income (loss)	12	(272)
Accumulated deficit	(143,763)	(114,513)
Noncontrolling interest	47,805	125,166
Total permanent equity	365,138	458,285
Total liabilities and permanent equity	$847,768	$885,645

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$183,928	$168,626
Financing revenue	12,722	9,110
Total revenues	196,650	177,736
Cost of revenues	59,777	40,471
Cost of revenues—related parties	—	8,444
Total cost of revenues	59,777	48,915
Gross profit	136,873	128,821
Marketing and selling expenses	142,324	95,733
General and administrative expenses	91,029	49,459
Loss from operations	(96,480)	(16,371)
Interest expense	4,022	3,896
Interest expense—related parties	—	75
Other expense	4,924	118
Net loss before provision for income tax expense	(105,426)	(20,460)
Provision for income tax expense	1,974	20
Net loss	(107,400)	(20,480)
Net loss attributable to noncontrolling interest	(78,150)	—
Net loss attributable to SmileDirectClub, Inc.	$(29,250)	$(20,480)

Earnings per share of Class A common stock:
Basic	$(0.28)	N/A
Diluted	$(0.28)	N/A

Weighted average shares outstanding:
Basic	104,595,081	N/A
Diluted	383,855,705	N/A

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net loss	$(107,400)	$(20,480)
Other comprehensive loss:
Foreign currency translation adjustment	1,042	—
Comprehensive loss	(106,358)	(20,480)
Comprehensive loss attributable to noncontrolling interests	(77,392)	—
Comprehensive loss attributable to SmileDirectClub, Inc.	$(28,966)	$(20,480)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2018	108,878	$57,677	369	$315	$(148,429)	$(90,437)	$388,634
Net income prior to Reorganization Transactions	—	—	—	—	(20,480)	(20,480)	—
Preferred Unit redemption accretion	—	—	—	—	—	—	9,712
Equity-based compensation	—	7,827	—	—	—	7,827	—
Balance at March 31, 2019	108,878	$65,504	369	$315	$(168,909)	$(103,090)	$398,346

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$(114,513)	$125,166	$(272)	$458,285
Net loss	—	—	—	—	—	(29,250)	(78,150)	—	(107,400)
Issuance of Class A shares in connection with RSU vesting	862,633	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,326,736	—	—	—	—	922	—	922
Exchange of Class B common stock for Class A common stock	4,346,355	(4,346,355)	1	(1)	891	—	(891)	—	—
Equity-based compensation	—	—	—	—	16,396	—	—	—	16,396
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(3,067)	—	—	—	(3,067)
Foreign currency translation adjustment	—	—	—	—	—	—	758	284	1,042
Other	—	—	—	—	(1,040)	—	—	—	(1,040)
Balance at March 31, 2020	108,512,662	276,454,886	$11	$27	$461,046	$(143,763)	$47,805	$12	$365,138

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(107,400)	$(20,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,442	4,655
Deferred loan cost amortization	628	176
Equity-based compensation	16,396	7,827
Other non-cash operating activities	1,971	1,811
Changes in operating assets and liabilities:
Accounts receivable	421	(52,119)
Inventories	(9,756)	(3,548)
Prepaid and other current assets	3,459	(513)
Accounts payable	20,348	(6,322)
Accrued liabilities	(11,506)	38,824
Due to related parties	—	(17,171)
Deferred revenue	3,602	8,076
Net cash used in operating activities	(70,395)	(38,784)
Investing Activities
Purchases of property, equipment, and intangible assets	(28,123)	(20,601)
Net cash used in investing activities	(28,123)	(20,601)
Financing Activities
Payment of IPO related costs	(1,155)	—
Proceeds from warrant exercise	922	—
Repurchase of Class A shares to cover employee tax withholdings	(3,067)	—
Borrowings on long-term debt	15,800	—
Principal payments on long-term debt	(6,733)	(12,778)
Payments on finance leases	(2,497)	(354)
Other	1,224	(228)
Net cash provided by (used in) financing activities	4,494	(13,360)
Decrease in cash	(94,024)	(72,745)
Cash at beginning of period	318,458	313,929
Cash at end of period	$224,434	$241,184

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

Note 1—Organization and Basis of Presentation
Organization
SmileDirectClub, Inc. was formed on April 11, 2019 with no operating assets or operations as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SDC Financial LLC and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “SmileDirectClub,” and similar references refer to SmileDirectClub, Inc. and its consolidated subsidiaries, including SDC Financial LLC and its subsidiaries. “SDC Financial” refers to SDC Financial LLC and “SDC Inc.” refers to SmileDirectClub, Inc. The Company is engaged by its network of doctors to provide a suite of non-clinical administrative support services, including access to and use of its SmileCheck platform, as a dental support organization (“DSO”). For purposes of these notes to interim condensed consolidated financial statements (unaudited), the Company’s affiliated network of dentists and orthodontists is included in the definition of “we,” “us,” “our,” and the “Company” as it relates to any clinical aspect of the member’s treatment. All of the Company’s manufacturing operations are directly or indirectly conducted by Access Dental Lab, LLC (“Access Dental”), one of its operating subsidiaries.

The Company’s direct-to-consumer model provides customers with a customized clear aligner therapy treatment delivered through its teledentistry platform. The Company integrates the marketing, aligner manufacturing, and fulfillment, and provides a proprietary web-based teledentistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. The Company is headquartered in Nashville, Tennessee and has locations throughout the U.S, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Hong Kong, Germany, and Costa Rica.

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
The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At March 31, 2020, the variable interest entities include 45 dentist owned PCs and at December 31, 2019 the variable interest entities included 44 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
All significant intercompany balances and transactions are eliminated in consolidation.
In January 2020, the Company adopted lease accounting guidance as discussed in Note 2 and Note 6 to the unaudited condensed consolidated financial statements. Adoption of the new lease accounting guidance had a material impact to the Company’s unaudited condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No material adjustments to retained earnings were made as a result of the adoption of this guidance. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations, comprehensive loss, changes in equity (deficit), or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 2 and Note 6 to the unaudited condensed consolidated financial statements.
COVID-19 Pandemic
The impacts of COVID-19 unfolded globally throughout the first quarter of 2020, growing in strength from what the World Health Organization (“WHO”) declared a Public Health Emergency of International Concern in January, to an increased threat assessment by the WHO from high to very high in February, culminating with the WHO characterization of COVID-19 as a pandemic in March 2020. In response to COVID-19 and the related containment measures, the Company took the following steps to ensure the health and safety of its employees and its members: transitioned its employees, where possible, to a remote working environment; closed its SmileShops (except in Hong Kong); and implemented enhanced cleaning and sanitizing routines as well as social distancing and other protective measures at its manufacturing facilities. The Company also repurposed certain of its 3D printing capabilities in order to manufacture personal protective equipment at cost for healthcare organizations and government agencies.
While the Company did not incur material disruptions to its business in the first two months of the quarter, the impacts of COVID-19 correlated with its rise as a pandemic intensified in March and materially disrupted the Company’s operations. Specifically, on March 20, 2020, the Company commenced the closure of its SmileShops, which have historically been a key driver in member conversion to aligner sales. This resulted in lower than anticipated revenue growth and a decrease in gross margin. Further, in an effort to fortify the short-term financial

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

position of the business, in April the Company took the following actions: reduced its marketing efforts; furloughed much of its headquarters and retail workforce; temporarily suspended cash pay for its executive and leadership teams; and bolstered its business contingency plans. Throughout the remainder of the year, the Company expects to reopen its SmileShops, as and when it is deemed safe to do so, as well as bring back our workforce, in both instances in a manner that is commensurate with the needs of its business and protects the health and safety of its team members and customers.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
Retainers and Other Products: The Company sells retainers and other products (such as whitening gel and tooth brushes) to customers, which can be purchased on the Company’s website or certain retail outlets. The sales of these products are independent and separate from the customer’s decision to purchase aligner therapy for domestic sales. The Company determined that the transfer of control for these performance obligations occurs as the title of such products passes to the customer.
The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended March 31,
	2020	2019
Aligner revenue, net of implicit price concessions	$170,935	$165,253
Financing revenue, net of implicit price concessions	12,722	9,110
Retainers and other products revenue	12,993	3,373
Total revenue	$196,650	$177,736
Implicit price concessions included in total revenue	$23,370	$18,365

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the three months ended March 31, 2020 and 2019, the Company recognized $196,650 and $177,736 of revenue, respectively, of which $12,108 and $11,225 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $5,391 and $4,656 in outsourced shipping expenses for the three months ended March 31, 2020 and 2019, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses are expensed as incurred. For the three months ended March 31, 2020 and 2019, the Company incurred marketing and selling costs of $142,324 and $95,733, respectively.
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
Depreciation and Amortization
Depreciation includes expenses related to the Company’s property, plant and equipment, including finance leases. Amortization includes expenses related to definite-lived intangible assets and capitalized software. Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization are included in cost of revenues, selling expenses, and general and administrative expenses depending on the purpose of the related asset. Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$5,554	$2,087
Marketing and selling expenses	1,643	877
General and administrative expenses	4,245	1,691
Total	$11,442	$4,655

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The Company’s financial instruments consist of cash, receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, trade payables, and debt instruments approximate current fair value at each balance sheet date. The derivative financial instruments are held at fair value, and the preferred units are recorded at the accreted redemption value. The Company had $166,248 and $150,448 in borrowings under its debt facilities (as discussed in Note 9) as of March 31, 2020 and December 31, 2019, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company had no outstanding derivatives at March 31, 2020 or December 31, 2019; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at March 31, 2020 or December 31, 2019, or net revenue for the three or three months ended March 31, 2020 and 2019.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
Leases
January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre and post-adoption. See “Recently Adopted Accounting Pronouncements—ASU No. 2016-02” below for more information. We categorize leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse and distribution space and equipment. Operating leases are included in operating right-of-use assets, other current liabilities, and long-term right-of-use operating lease liabilities in our condensed consolidated balance sheet as of March 31, 2020. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.
Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses a secured incremental borrowing rate as the discount rate for determining the present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the three months ended March 31, 2020 and 2019, the Company capitalized $3,758 and $2,154, respectively, of internally developed software costs. Amortization expense for internally developed software was $1,497 and $470 for the three months ended March 31, 2020, and 2019, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
Recent Accounting Pronouncements
In September 2016, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (‘‘ASU”) 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
In January 2020, the Company adopted FASB ASU 2016-02 and subsequent updates, collectively referred to as ‘‘Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In July 2018, ASU 2018-10, ‘‘Codification Improvements to Topic 842, Leases,” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, ‘‘Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the package of practical expedients in transition, which permits it to not reassess its conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to the adoption of the new standard. The Company also elected the ongoing practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities related to short-term leases. The Company did not elect the use-of-hindsight practical expedient. The Company elected to not separate lease and non-lease components for certain classes of assets including real estate and equipment. As a result of adopting Topic 842, the Company recognized net operating lease right-of-use assets of $45,076 and operating lease liabilities of $44,807 as of the effective date. As part of adopting Topic 842 and the Company’s election to not separate lease and non-lease components, the Company increased its finance lease asset $3,791 and related liability $4,378 as of the effective date to include non-lease components. The cumulative effect of adding the non-lease components to finance leases upon adoption resulted in an immaterial adjustment to the opening balance of retained earnings as of January 1, 2020. The standard did not have a material impact on the Company’s results of operations or cash flows.
In January 2020, the Company adopted FASB ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories
Inventories are comprised of the following:

	March 31, 2020	December 31, 2019
Raw materials	$8,530	$5,950
Finished goods	19,657	12,481
Total inventories	$28,187	$18,431

Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

	March 31, 2020	December 31, 2019
Prepaid expenses	$6,833	$10,503
Deposits to vendors	2,917	3,132
Other	665	551
Total prepaid and other current assets	$10,415	$14,186
Prepaid expenses, non-current	$1,354	$1,308
Deposits to vendors, non-current	3,665	3,346
Indefinite-lived intangible assets	6,217	6,217
Other intangible assets, net	372	428
Total other assets	$11,608	$11,299

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the three months ended March 31, 2020.

Note 5—Property, plant and equipment, net
Property, plant and equipment were comprised of the following:

	March 31, 2020	December 31, 2019
Lab and SmileShop equipment	$86,091	$79,103
Computer equipment and software	58,301	48,401
Leasehold improvements	21,588	13,275
Furniture and fixtures	14,765	13,152
Vehicles	6,069	2,660
Construction in progress	50,019	60,317
Property, plant and equipment, gross	236,833	216,908
Less: accumulated depreciation	(52,121)	(39,365)
Property, plant and equipment, net	$184,712	$177,543

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The carrying values of assets under finance leases were $27,975 and $26,501 as of March 31, 2020 and December 31, 2019, respectively, net of accumulated depreciation of $7,953 and $4,670, respectively.

Note 6—Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2020, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. The Company elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. Certain of the Company’s leases include rental escalation clauses and renewal options that are factored into our determination of lease payments when appropriate. Certain of the Company’s leased store locations have variable payments based upon scan volume as well as other variable property related costs. The Company does not separate lease and non-lease components of contracts.
Generally, the Company uses its estimated incremental borrowing rate to discount the lease payments based on information available at lease commencement, as most of its leases do not provide a readily determinable implicit interest rate. As substantially all of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.
The following table presents our lease-related assets and liabilities at March 31, 2020:

Leases Assets and Liabilities	Balance Sheet Classification	March 31, 2020
Assets:
Operating leases	Operating lease right-of-use asset	$43,105
Finance leases	Property, plant, and equipment, net	27,975
		$71,080
Liabilities:
Operating leases	Other current liabilities	$7,156
Finance leases	Current portion of long-term debt	10,182
Operating leases	Operating lease liabilities, net of current portion	36,409
Finance leases	Long-term debt, net of current portion	19,511
		$73,258
Weighted average remaining term:
Operating leases		6.3 years
Finance leases		2.3 years
Weighted average discount rate:
Operating leases		5.70%
Finance leases		7.50%
(1) Finance lease assets are recorded net of accumulated amortization of $7,953 as of March 31, 2020.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table presents certain information related to lease expense for finance and operating leases:

Expense Category	Statement of Operations Classification	Three Months Ended March 31, 2020
Finance lease expense:
Amortization of leased assets	Cost of revenues	$2,497
Interest of lease liabilities	Interest expense	586
Operating leases(3)		2,508
Short-term lease expense(3)		7,642
Variable lease expense(3)		2,291
Total lease expense		$15,524
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our condensed consolidated statements of operations, depending on the purpose of the related asset.

Other Information
The following table presents supplemental cash flow information:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities	$3,094
Cash used in investing activities	$—
Cash used in financing activities	$2,497

Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the condensed consolidated balance sheet at March 31, 2020:

	Finance Leases	Operating Leases
2020 (remaining)	$9,115	$6,955
2021	11,209	9,482
2022	6,859	7,622
2023	—	6,991
2024	—	6,158
2025 and thereafter	—	15,404
Total minimum lease payments	27,183	52,612
Residual value	5,661	—
Amount representing interest	(3,151)	(9,047)
Present value of future minimum lease payments	29,693	43,565
Less: current portion	(10,182)	(7,156)
Long-term lease liabilities	$19,511	$36,409

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued liabilities
Accrued liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
Accrued marketing costs	$28,037	$31,804
Accrued payroll and payroll related expenses	19,691	25,019
Accrued sales tax and related costs	7,693	6,660
Other	28,953	29,856
Total accrued liabilities	$84,374	$93,339

Note 8—Income taxes

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

The Company’s U.S. federal and state income tax returns for the tax years 2015 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, the U.K., the E.U., Ireland, Hong Kong and New Zealand with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the SDC, LLC’s U.S. income tax return for 2017. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The income tax provision was as follows:

	Three Months Ended March 31,
	2020	2019
Current:
Federal	$1,698	$—
State	(67)	20
Foreign	200	—
Current income tax provision	$1,831	$20
Deferred:
Federal	$—	$—
State	143	—
Foreign	—	—
Deferred income tax provision	$143	—
Total income tax provision	$1,974	$20

At March 31, 2020 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $16,921, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $11,979, which expire from 2029 through 2034. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $1,061. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.
As of March 31, 2020, the Company maintained a full valuation allowance of approximately $205,958 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the three month period ended March 31, 2020.

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
Note 9—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following:

	March 31, 2020	December 31, 2019
JPM Credit Facility, net of unamortized financing costs of $1,885 and $2,513, respectively	164,363	147,935
Align redemption promissory note	27,357	34,090
Capital lease obligations (Note 6)	29,693	26,501
Total debt	221,413	208,526
Less current portion	(37,539)	(35,376)
Total long-term debt	$183,874	$173,150

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
The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. The JPM Credit Facility also provides for an unused fee based on the unused portion of the total aggregate commitment. There is no amortization schedule. Upon expiration of the JPM Credit Facility on December 14, 2020 (unless earlier terminated or extended in accordance with its terms), any outstanding principal will be due in full on the final maturity date six months following the expiration.
The Company recorded $6,188 related to deferred financing costs of the JPM Credit Facility. During the three months ended March 31, 2020, the Company amortized under the effective interest rate method $628 of deferred financing costs.
The proceeds of the JPM Credit Facility were used to repay all outstanding amounts under the previous financing agreement with TCW Direct Lending (as amended, the ‘‘TCW Credit Facility”), including repurchasing warrants to the lenders under the TCW Credit Facility, and for working capital and other corporate purposes.
The JPM Credit Facility is secured by, among other assets, a first-priority security interest in certain receivables and certain intellectual property. As of March 31, 2020, the Company had $276,594 of its receivables collateralized as part of the JPM Credit Facility.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
As of March 31, 2020, the Company had $166,248 outstanding and was in compliance with all covenants in the JPM Credit Facility.
New HPS Credit Facility
On May 12, 2020, we entered into our new HPS Credit Facility, as defined below, providing a five-year secured term loan facility in an initial aggregate maximum principal amount of $400,000, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100,000 with the consent of the lenders participating in such increase. The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. For a complete discussion of the new HPS Credit Facility, see “Note 18-Subsequent Events” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of March 31, 2020, the Company has $27,357 outstanding under this promissory note.
Note 10—Noncontrolling Interests
SDC Inc. is the sole managing member of SDC Financial and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of March 31, 2020, SDC Inc. had 108,512,662 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of March 31, 2020, SDC Inc. had a 28.2% economic ownership interest in SDC Financial.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Furthermore, management concluded that SDC Inc. is SDC Financials’ primary beneficiary. As the primary beneficiary, SDC Inc. consolidates the results of SDC Financial for financial reporting purposes under the variable interest consolidation model guidance in ASC 810.

SDC Inc.’s relationship with SDC Financial results in no recourse to the general credit of SDC Inc. SDC Financial and its consolidated subsidiaries represents SDC Inc.’s sole investment. SDC Inc. shares in the income and losses of SDC Financial in direct proportion to SDC Inc.’s ownership percentage. Further, SDC Inc. has no contractual requirement to provide financial support to SDC Financial.

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the period ended March 31, 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.
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
Class A Common Stock Options
Options activity was as follows during the three months ended March 31, 2020:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding beginning of period	1,744,556	$23.00	9.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2020	1,744,556	$23.00	9.4	$—
Exercisable at March 31, 2020	—	$—	—	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of March 31, 2020, unrecognized compensation expense related to the Options was $14,913. This expense is expected to be recognized over a weighted average period of 2.4 years.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

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
Non-IBA Restricted Stock Units
The Company granted RSUs to certain team members that generally vest annually over two to three years or after three years from the date of grant, subject to the recipient’s continued employment or service to the Company through each vesting date.
A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2019	4,794,394	1,089,796	5,884,190	$21.88
Granted	—	1,246,584	1,246,584	$9.91
Vested	(1,146,495)	—	(1,146,495)	$23.00
Forfeited	—	(20,845)	(20,845)	$8.70
RSUs outstanding, March 31, 2020	3,647,899	2,315,535	5,963,434	$18.87

As of March 31, 2020, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $68,040. This expense is expected to be recognized over a weighted average period of 2.1 years.
Incentive Bonus Units
SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

ended December 31, 2019. As of March 31, 2020, unrecognized compensation expense related to unvested IBUs was $774.
Employee Stock Purchase Plan
The SmileDirectClub, Inc. team member Stock Purchase Plan (“SPP”) was initiated in November 2019. Under the SPP, the Company is authorized to issue up to 5,772,944 shares of its Class A common stock to qualifying employees. Eligible team members may direct the Company, during each six months option period, to withhold up to 30% of their base salary and commissions, the proceeds from which are used to purchase shares of Class A common stock at a price equal to the lesser of 85% of the closing market price on the exercise date or the grant date. For accounting purposes, the SPP is considered a compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the employees to purchase the Company’s shares.
Summary of Equity-Based Compensation Expense
The Company recognized compensation expense of $16,396, and $7,827 for the three months ended March 31, 2020 and 2019, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.
Note 13—Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Three Months Ended March 31,
2020

Numerator:
Net loss	$(107,400)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(78,150)
Net loss attributable to SDC Inc. - basic	(29,250)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(78,150)
Net loss attributable to SDC Inc. - diluted	$(107,400)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	104,595,081
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	279,260,624
Weighted average shares of Class A common stock outstanding - diluted	383,855,705

Earnings per share of Class A common stock outstanding - basic	$(0.28)
Earnings per share of Class A common stock outstanding - diluted	$(0.28)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

Three Months Ended March 31,
2020
Options	1,744,556
Restricted Stock Units	5,963,434
Warrants	144,999

On May 12, 2020, in connection with the HPS Credit Facility, the Company issued the HPS Warrants, as defined below, to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounts to 1% of the Company’s total outstanding Class A and Class B common stock, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

For a complete discussion of the new HPS Credit Facility and the HPS Warrants, see “Note 18-Subsequent Events” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Note 14—Employee Benefit Plans
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three months ended March 31, 2020 and 2019, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $1,251 and $395 to the 401(k) plan for the three months ended March 31, 2020 and 2019, respectively.
Note 15—Related Party Transactions
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $0 and $2,366 of freight incurred through an Affiliate during the three months ended March 31, 2020 and 2019, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.
In addition, the Company paid one of the Affiliates $0 and $450 in management fees for the three months ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 12).
The Company purchased legal services from a law firm where a partner is an immediate family member of a director of the Company. Fees paid for services totaled $841 and $60 for the three months ended March 31, 2020 and 2019, respectively.
The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the three months ended March 31, 2020 and 2019, purchases from Align of equipment were $0 and $6,025, respectively, and purchases of aligners included in cost of revenues—related parties were $0 and $6,577, respectively.
In February 2019, the Company entered into an agreement with the David Katzman Revocable Trust (the ‘‘Trust”) to purchase all of the issued and outstanding membership units of a limited liability corporation (‘‘SDC Plane”) owned by the Trust for a purchase price of approximately $1,100, which was the Trust’s acquisition cost. SDC Plane owns an interest in an aircraft, which is available for use by our executives.
In March 2020, the Company purchased a private aircraft from Camelot SI Leasing, LLC, for $3,400, the appraised value of the aircraft.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 16—Commitments and Contingencies
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
From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against the Company, members of the Company’s board of directors, certain of its current officers, and the underwriters of its IPO. The following nine complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19). In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated as In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (TN Chancery Court filed December 20, 2019). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. On February 26, 2020, Defendants prevailed on their motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, the Company moved to dismiss or stay the Tennessee state court action. On March 23, 2020, the Company moved to dismiss the Tennessee federal action. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of our current officers and related entities. The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO. The complaints seek, among other things, money damages on behalf of the Company, restitution and/or disgorgement from the selling director defendants and cancellation of the Company’s Class B common stock. The three derivative actions have been consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The action remains in the preliminary stages.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. An

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

amended complaint is being filed in the California matter in response to the Court’s order giving the Company leave to amend on all of its claims with the exception of its equal protection act claim. Both the Alabama and Georgia matters are pending before the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower courts’ decisions. The Georgia matter is scheduled for oral argument on May 20, 2020. The FTC and DOJ have filed an unopposed motion to use a portion of the Company’s time to present at oral argument to argue their position that the Georgia government has not demonstrated it sufficiently oversaw the dentistry board. The Alabama matter is tentatively scheduled for oral argument on July 6, 2020.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising. The Company filed its motion to strike and motion to dismiss the providers claims in December 2019 with briefing on the motions concluded in February 2020. No ruling has been made on these motions as of yet. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel the Company to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene. The Company has filed its motion in response to oppose the consumer plaintiff’s motion to rejoin or intervene. Litigation is in the pleading stage and discovery has not yet commenced. The Company denies any alleged wrongdoing and intends to defend against these actions vigorously.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of its former members, Align Technology, Inc., had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of our operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of the Company’s pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using our confidential information in any manner going forward. The Company is paying Align $54,000, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,400. Arbitration on this matter was scheduled for June 30, 2020 through July 16, 2020 but has since been postponed due to the COVID-19 pandemic. The parties will address a new arbitration date at a future status conference.

Tax Receivable Agreement
As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three months ended March 31, 2020 and 2019, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.
Note 17—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the three months ended March 31, 2020 and 2019, a substantial majority of the Company’s revenues were generated by sales within the United States and substantially all of its net property, plant and equipment was within the United States.
Note 18—Subsequent Events

COVID-19 Pandemic
In response to the COVID-19 pandemic and in an effort to fortify the short-term financial position of the business, in April the Company took the following actions: reduced its marketing efforts; furloughed much of its headquarters and retail workforce; temporarily suspended cash pay for its executive and leadership teams; and bolstered its business contingency plans. Throughout the remainder of the year, the Company expects to reopen its SmileShops, as and when it is deemed safe to do so, as well as bring back our workforce, in both instances in a manner that is commiserate with the needs of our business.
New HPS Credit Facility
On May 12, 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100,000 with the consent of the lenders participating in such increase (the “HPS Credit Facility”).
The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes.
Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.
Subject to certain exceptions, the HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC.
The HPS Credit Facility contains various restrictions, covenants, ratios and events of default, including:

•	SPV has limitations on consolidations, creation of liens, incurring additional indebtedness, dispositions of assets, investments and paying dividends or other distributions.

•
SDC Financial LLC, its consolidated subsidiaries and certain originator entities must maintain minimum monthly liquidity of $100,000 and are subject to additional leverage ratios upon the occurrence of additional debt.

•
SDC Financial LLC is subject to a consolidated leverage ratio measured as of the end of each fiscal quarter beginning March 31, 2022, to be calculated based on annualized EBITDA for the first three quarters of 2022, and thereafter, to be calculated based on EBITDA during the trailing four fiscal quarters for the relevant period.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The HPS Credit Facility can be refinanced during the first year, provided that SPV would be required to pay the amount of interest that would have accrued during the remainder of the first year, plus 4% of the principal amount prepaid; and after the first year, for a fee of 4% of the principal amount prepaid, with the prepayment fee decreasing each year to 3% in the third year, 2% in the fourth year and 1% in the fifth year.
HPS Warrants
In connection with the HPS Credit Facility, the Company issued warrants (“HPS Warrants”) to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounts to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are the industry pioneer as the first direct-to-consumer medtech platform for transforming smiles. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry. Our direct-to-consumer model provides members with a customized clear aligner therapy treatment delivered directly to their doors. We integrate marketing, aligner manufacturing, and fulfillment, and provide a proprietary web-based teledenstistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. We are headquartered in Nashville, Tennessee and have locations throughout the U.S, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Hong Kong, Germany and Costa Rica.
Key Business Metrics
We review the following key business metrics to evaluate our business performance: Unique aligner order shipments
For the three months ended March 31, 2020 and 2019, we shipped 122,751 and 109,894 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.
Average aligner gross sales price
We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended March 31, 2020 and 2019 was $1,770 and $1,767, respectively. Our ASP is less than our standard $1,895 price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10‑K for the year ended December 31, 2019, and updated elsewhere in this Form 10-Q.
COVID-19 pandemic
The impacts of COVID-19 unfolded globally throughout the first quarter of 2020, growing in strength from what the World Health Organization (“WHO”) declared a Public Health Emergency of International Concern in January, to an increased threat assessment by the WHO from high to very high in February, culminating with the WHO characterization of COVID-19 as a pandemic in March 2020. In response to COVID-19 and the related containment measures, we took the following steps to ensure the health and safety of our employees and our members: transitioned our employees, where possible, to a remote working environment; closed our SmileShops (except in Hong Kong); and implemented enhanced cleaning and sanitizing routines as well as social distancing and other protective measures at our manufacturing facilities. We also repurposed certain of our 3D printing capabilities in order to manufacture personal protective equipment at cost for healthcare organizations and government agencies.

While we did not incur material disruptions to our business in the first two months of the quarter, the impacts of COVID-19 correlated with its rise as a pandemic, intensified in March and materially disrupted our operations. Specifically, on March 20, 2020, we commenced the closure of our SmileShops, which have historically been a key driver in member conversion to aligner sales. This resulted in lower than anticipated revenue growth and a decrease in our gross margin. Further, in an effort to fortify the short-term financial position of the business, in April we took the following actions: reduced our marketing efforts; furloughed much of our headquarters and retail workforce; temporarily suspended cash pay for our executive and leadership teams; and bolstered our business contingency plans. Throughout the remainder of the year, we expect to reopen our SmileShops, as and when it is deemed safe to do so, as well as bring back our workforce, in both instances in a manner that is commensurate with the needs of our business and protects the health and safety of our team members and customers.
We are working to navigate the uncertain economic and operating conditions resulting from COVID-19. We believe that our direct-to-consumer and teledentistry platforms are well suited for this environment. Specifically, our impression kit offers the ability to begin treatment or obtain any necessary mid-course corrections or refinements remotely from home. We believe that, going forward, increased demand for our impression kit and the expected resulting conversion to aligner sales will help to partially offset the decrease in revenue growth and gross margin experienced as a result of our SmileShop closures. As of the date of this filing, we continue to fill orders in a timely manner and have not experienced nor do we foresee any material disruptions to our ability to manufacture or distribute our products. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on: the health and safety of our employees and our members; continuity in our supply chain; quality and safety in our manufacturing; timely order fulfillment; and nimble decision-making, observing trends and meeting our members in whatever way they choose to experience our products. We remain committed to our mission to democratize access to a smile each and every person loves, and to growing our business, with the ability to shift our strategy to meet our members’ needs in this unprecedented time.
Efficient acquisition of new members

•
Visits to our website: On average, we have approximately five million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

Continued investment in controlled growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally. Our key investment initiatives include continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand, continued discipline around marketing and selling investments, including a focus on pushing more demand through existing SmileShops, impression kits, and our office direct model, enhancing our existing product platform, and introducing new products to further differentiate our offerings. Additionally, we intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
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

Marketing and selling expenses
Our marketing expenses include costs associated with an omni-channel approach supported by media mix modeling (MMM) and multitouch attribution modeling (MTA). These costs include online sources, such as social media and paid search, and offline sources, such as television, experiential events, local events, and business-to- business partnerships. We also have comprehensive strategies across search engine optimization, customer relationship management (CRM) marketing, and earned and owned marketing. We have invested significant resources into optimizing our member conversion process.
Our selling costs include both labor and non-labor expenses associated with our SmileShops and costs associated with our sales and scheduling teams in our customer contact center. Non-labor costs associated with our SmileShops include rent, travel, supplies, and depreciation costs associated with digital photography equipment, furniture, and computers, among other costs.

General and administrative expenses
General and administrative expenses include payroll and benefit costs for corporate team members, equity-

based compensation expenses, occupancy costs of corporate facilities, bank charges, costs associated with credit and debit card interchange fees, outside service fees, and other administrative costs, such as computer maintenance, supplies, travel, and lodging.

Interest and other expenses
Interest expense includes interest from our financing agreements and other long-term indebtedness. Other expense includes unrealized gains and losses on currency translation adjustments related to certain intercompany loan agreements between legal entities, disposal of long-lived assets, and other non-operating gains and losses.

Provision for income tax expense
We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur tax expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 8.

Adjusted EBITDA
To supplement our consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, equity-based compensation, and certain other non-operating expenses such as one-time severance and other labor costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance and we believe it will provide the same to members/stockholders.
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

(in thousands)	Three Months Ended March 31,
	2020	2019
	(unaudited)
Statements of Operations Data:
Total revenues	$196,650	$177,736
Cost of revenues	59,777	48,915
Gross profit	136,873	128,821
Marketing and selling expenses	142,324	95,733
General and administrative expenses	91,029	49,459
Loss from operations	(96,480)	(16,371)
Total interest expense	4,022	3,971
Other expense	4,924	118
Net loss before provision for income tax expense	(105,426)	(20,460)
Provision for income tax expense	1,974	20
Net loss	(107,400)	(20,480)
Net loss attributable to non-controlling interest	(78,150)	—
Net loss attributable to SDC Inc.	$(29,250)	$(20,480)
Other Data:
Adjusted EBITDA	$(66,982)	$(3,889)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net loss	$(107,400)	$(20,480)
Depreciation and amortization	11,442	4,655
Total interest expense	4,022	3,971
Income tax expense	1,974	20
Equity-based compensation	16,396	7,827
Unrealized foreign currency adjustments	5,188	107
Other non-operating general and administrative costs	1,396	11
Adjusted EBITDA	$(66,982)	$(3,889)

Comparison of the three months ended March 31, 2020 and 2019

Revenues

Revenues increased $18.9 million, or 10.6%, to $196.7 million in the three months ended March 31, 2020 from $177.7 million in the three months ended March 31, 2019. The increase in revenues was primarily driven by growth in unique aligner shipments of 12% for the three months ended March 31, 2020 compared to the same period in 2019. Growth in unique aligner orders was primarily driven by an increase in number of website visitors and SmileShop scans and conversion thereof to aligner sales, along with an increase in sales and marketing spend.

This growth was partially offset by the impacts of COVID-19 on our operations, including the closure of SmileShops beginning in the latter half of March 2020 and a corresponding reduction in sales.
Cost of revenues
Cost of revenues increased $10.9 million, or 22.2%, to $59.8 million in the three months ended March 31, 2020 from $48.9 million in the three months ended March 31, 2019. Cost of revenues increased as a percentage of revenues from 28% in the three months ended March 31, 2019 to 30% in the three months ended March 31, 2020, primarily as a result of the negative impacts to our revenue caused by our response to COVID-19 including the closure of SmileShops and pause in production at our manufacturing facility in the latter half of March 2020. During the pause in production, we continued to pay team members through early April 2020. This increase was partially offset by a shift of producing more aligners internally versus outsourcing to a contract manufacturer, as well as increased automation.
Gross margin decreased to 70% in the three months ended March 31, 2020 from 72% in the three months ended March 31, 2019, primarily as a result of the factors described above.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues increased to 72% in the three months ended March 31, 2020 from 54% in the three months ended March 31, 2019, and increased to $142.3 million in the three months ended March 31, 2020 from $95.7 million in the three months ended March 31, 2019, primarily due to increased digital and media advertising and branding efforts, and by expansion of SmileShop locations to prepare for growth. The increase in marketing and selling expenses as a percentage of revenue was negatively impacted by the effect of COVID-19 on our revenues, including the closure of SmileShops and pause in production at our manufacturing facility.
General and administrative expenses
General and administrative expenses increased $41.6 million, or 84%, to $91.0 million in the three months ended March 31, 2020 from $49.5 million in the three months ended March 31, 2019, primarily due to the expansion of our team members and services to support our business growth as well as an increase in equity-based compensation expense. General and administrative expenses as a percent of revenue increased from 28% in the three months ended March 31, 2019 to 46% in the three months ended March 31, 2020, primarily as a result of the factors mentioned above, including the deleveraging of our general and administrative expenses due to the negative effect of COVID-19 on our revenues.
Interest expense
Interest expense increased $0.1 million, or 1%, to $4.0 million in the three months ended March 31, 2020 from $4.0 million in the three months ended March 31, 2019, primarily as a result of a lower interest rates in new facilities, partially offset by higher amounts of indebtedness outstanding in the first quarter of 2020 compared to the same period in 2019.
Other expense
Other expense increased $4.8 million to $4.9 million in the three months ended March 31, 2020 from $0.1 million in the three months ended March 31, 2019, primarily as a result of the impact of unrealized foreign currency translation adjustments.
Provision for income tax expense
Our provision for income tax expense was $2.0 million and $0.0 million for the three months ended March 31, 2020 and 2019.
Liquidity and Capital Resources

As of March 31, 2020, SDC Inc. had an accumulated deficit of $143.8 million and had working capital of $292.1 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
Our short-term liquidity needs primarily include working capital, international expansion, innovation, research and development, and debt service requirements. We believe that our current liquidity, including net proceeds received in connection with the IPO and our new HPS Credit Facility, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, sales and marketing activities, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions including the effects of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations.
SDC Inc. is a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement.” included in our Annual Report on Form 10-K for the period ending December 31, 2019. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(70,395)	$(38,784)
Net cash used in investing activities	(28,123)	(20,601)
Net cash provided by (used in) financing activities	4,494	(13,360)
Increase in cash	(94,024)	(72,745)
Cash at beginning of period	318,458	313,929
Cash at end of period	$224,434	$241,184

Comparison of the three months ended March 31, 2020 and 2019

As of March 31, 2020, we had $224.4 million in cash, a decrease of $16.8 million compared to $241.2 million as of March 31, 2019.
Cash used in operating activities increased to $70.4 million during the three months ended March 31, 2020 compared to $38.8 million in the three months ended March 31, 2019, or an increase of $31.6 million, primarily resulting from an increase in net loss during the period.
Cash used in investing activities increased to $28.1 million during the three months ended March 31, 2020, compared to $20.6 million in the three months ended March 31, 2019, primarily resulting from an increase in the number of SmileShop locations, along with an increase in purchases of manufacturing automation equipment and computer and software equipment to support our growth.
Cash provided by financing activities was $4.5 million during the three months ended March 31, 2020, compared to cash used in financing activities of $13.4 million in the three months ended March 31, 2019. This increase is primarily due to net proceeds received from credit facility borrowings as compared to net repayments on borrowings in the prior year period.
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
The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. The JPM Credit Facility also provides for an unused fee based on the unused portion of the total aggregate commitment. There is no amortization schedule. Upon expiration of the JPM Credit Facility on December 14, 2020 (unless earlier terminated or extended in accordance with its terms), any outstanding principal will continue to be reduced monthly through available collections. As of March 31, 2020, we had $166.2 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
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
New HPS Credit Facility
On May 12, 2020, we entered into our new HPS Credit Facility providing a five-year secured term loan facility in an initial aggregate maximum principal amount of $400 million, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100 million with the consent of the lenders participating in such increase. The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. For a complete discussion of the new HPS Credit Facility, see “Note 18-Subsequent Events” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Revenue recognition
As discussed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we adopted ASC 606, “Revenue from Contracts with Customers,” as of January 1, 2017 using the full retrospective method.
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
We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 65% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.
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
We use the asset and liability method to account for income taxes and apply the principles of ASC 740, “Income Taxes,” in determining when our tax positions should be recognized. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss carryforward exists, we make a determination as to whether that net operating loss carryforward will be utilized in the future. A valuation allowance will be established for certain net operating loss carryforwards and other deferred tax assets where the recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large U.S. bank with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At March 31, 2020, we held no investments in marketable securities.
In June 2019, we entered into the JPM Credit Facility in an initial aggregate maximum principal amount of $500 million with the potential to borrow up to an additional $250 million. The JPM Credit Facility provides for interest on the outstanding principal balance of a spread above prevailing commercial paper rates or, to the extent the advance is not funded by a conduit lender through the issuance of commercial paper, LIBOR. As of March 31, 2020, we had $166.2 million of outstanding borrowings under the JPM Credit Facility at an interest rate of three-month LIBOR plus 320 basis points in addition to 75 basis points on unused commitments.
Foreign currency exchange risk
Historically we have operated primarily in the U.S. and substantially all of our revenue, cost, expense and capital purchasing activities for the three months ended March 31, 2020 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Our international revenue is currently predominantly from Canada and is denominated primarily in Canadian dollars, with a limited portion from Australia, New Zealand, the U.K., Ireland, Hong Kong, and Germany, which are denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.
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
Inflation risk
Inflationary factors, such as increases in our cost of revenues, advertising costs and other selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or to maintain current levels of selling, general, administrative and other operating expenses as a percentage of revenues if the selling price of our products do not increase with these increased costs.

Credit risk

We are exposed to credit risk through our SmilePay financing option. In the first quarter of 2020, approximately 66% of our members choose to finance their treatment through SmilePay. As of December 31, 2019, SmilePay amounted to approximately $345.7 million in net receivables and an associated delinquency rate of 9%. As of March 31, 2020, SmilePay amounted to approximately $345.3 million in net receivables and an associated delinquency rate of approximately 9% of revenue. We may experience an increase in payment defaults and uncollectible accounts due to, among other things, the uncertainty of the lasting effects of the COVID-19 pandemic on general economic conditions and consumer behavior, and may be required to revise our collection estimates, which would adversely affect our revenue and net loss.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We adopted ASU No. 2016-02, Leases (Topic 842) as of January 1, 2020 (see Note 2 and Note 6). As a result, we updated accounting policies affected by ASC 842 and modified internal controls over financial reporting related to ASC 842.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1. Legal Proceedings
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
From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, members of our board of directors, certain of our current officers, and the underwriters of our IPO. The following nine complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19). In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated as In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (TN Chancery Court filed December 20, 2019). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. On February 26, 2020, Defendants prevailed on their motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, we moved to dismiss or stay the Tennessee state court action. On March 23, 2020, we moved to dismiss the Tennessee federal action. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of our board of directors, certain of our current officers and related entities. The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO. The complaints seek, among other things, money damages on behalf of the Company, restitution and/or disgorgement from the selling director defendants and cancellation of the Company’s Class B common stock. The three derivative actions have been consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The action remains in the preliminary stages.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. An amended complaint is being filed in the California matter in response to the Court’s order giving us leave to amend on all of our claims with the exception of our equal protection act claim. Both the Alabama and Georgia matters are pending before the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower courts’ decisions. The Georgia matter is scheduled for oral argument on May 20, 2020. The FTC and DOJ have filed an unopposed motion to use a portion of our time to present at oral argument to argue their position that the Georgia government has not demonstrated it sufficiently oversaw the dentistry board. The Alabama matter is tentatively scheduled for oral argument on July 6, 2020.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to our advertising. We recently filed a motion to strike and a motion to dismiss the providers claims. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel us to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene. We have filed our motion in response to oppose the consumer plaintiff’s motion to rejoin or intervene. Litigation is in the pleading stage and discovery has not yet commenced. The Company denies any alleged wrongdoing and intends to defend against these actions vigorously.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by us alleging that one of our former members, Align Technology, Inc., had violated certain restrictive covenants set forth in our operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of our operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of our confidential information, and sell its membership units to us or certain of our pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non- competition period to which Align is subject through August of 2022 and prohibited Align from using our confidential information in any manner going forward. We are paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54 million redemption amount and seeking an additional $43 million. Arbitration on this matter was scheduled for June 30, 2020 through July 16, 2020 but has since been postponed due to the Covid-19 pandemic. The parties will address a new arbitration date at a future status conference.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented below. However, the risks and uncertainties we face are not limited to those described in this report and in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business, particularly given the rapidly evolving nature of the COVID-19 pandemic and containment measures, and the related impacts to economic and operating conditions.

The COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business, results of operations and cash flows.

The emergence of the COVID-19 pandemic and the resulting containment measures have had, and we expect will continue to have, a material adverse impact on our business, results of operations and cash flows, the extent and duration of which depend on numerous evolving factors and future developments that we are unable to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the immediate and long-term impact on the economy, unemployment, consumer confidence and consumer spending; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic and containment measures have contributed to certain negative impacts on our business, including, without limitation, the following:

•	Decreased sales of our clear aligners, retainers and other products that we expect will continue with greater significance in the second quarter of 2020 and potentially beyond.

•	Closed SmileShops (except in Hong Kong), which have historically been a key driver in improving member conversion, until such time as reopening is deemed safe for our employees and our members.

•	Decreased sales of our oral care product line as our retail partners experience disruption due to mandated or encouraged shelter-in-place and social distancing policies.

•
Reduced consumer demand due to deteriorating economic and political conditions such as increased unemployment, decreased salary and wage rates, and decreased consumer confidence and consumer perception of economic conditions.

•	Reduced marketing efforts, which has had and may continue to have negative impacts on our ability to increase demand and improve member conversion.

•
Furloughed much of our headquarters and retail workforce, which may result in a permanent loss of key employees, that in turn may significantly delay or prevent the achievement of our business objectives, and further may negatively impact our ability to recruit and retain personnel in the future.

•	Revised the timing of expansion into certain international markets due to delays in the regulatory approval process of certain foreign governments.

•
Experienced some disruption in our volume of raw materials received from international third party suppliers, particularly in Asia, who supply, among other things, certain of the technology and raw materials used in our manufacturing processes.

•
Reduced manufacturing capacity as a result of reconfiguring our production lines to comply with social distancing safety protocol as well as reallocating certain 3D printing capabilities to produce personal protective equipment.

•
Anticipated potential for increased defaults on our SmilePay financing plan, including the potential for an increase in our delinquency rates and number of uncollectible accounts, as the economic impacts of COVID-19 intensify.

The above impacts of the COVID-19 pandemic and containment measures are likely to continue, and in some instances, may worsen. The duration and severity of the pandemic may also heighten other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our business, results of operations and cash flows is not yet known, cannot be predicted and may continue even once the pandemic is controlled and containment measures are lifted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 12, 2020, in connection with the HPS Credit Facility, the Company issued the HPS Warrants to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounts to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. The HPS Warrants were issued in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. For a complete discussion of the new HPS Credit Facility and the HPS Warrants, see “Note 18-Subsequent Events” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On May 12, 2020, we entered into our new HPS Credit Facility and, in connection with the HPS Credit Facility, issued the HPS Warrants. For a complete discussion of the HPS Credit Facility and the HPS Warrants, see “Note 18-Subsequent Events” in the Notes to Condensed Consolidated Financial Statements, “Indebtedness” in the Management’s Discussion and Analysis, and Item 2. “Unregistered Sale of Securities and Use of Proceeds” contained in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

4.1*	Form of Warrants to Purchase Class A Common Stock of SmileDirectClub, Inc. issued May 12, 2020.
10.1*
Loan Agreement, dated as of May 12, 2020, among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

May 15, 2020	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

May 15, 2020	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)