Form 10-Q
period 2020-06-30
SmileDirectClub, Inc.
filed 2020-08-14
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________
Commission File Number: 001-39037

SMILEDIRECTCLUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4505317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 Union Street		37219
Nashville,	TN	(Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 10, 2020:
Class A Common Stock: 110,710,708
Class B Common Stock: 274,876,789

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•our ability to effectively manage our growth, including international expansion;

•our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•our sales and marketing efforts;

•our manufacturing capacity and performance and our ability to reduce the per unit production cost of our clear aligners;

•our ability to obtain regulatory approvals for any new or enhanced products;

•our estimates regarding revenues, expenses, capital requirements, and needs for additional financing;

•our ability to effectively market and sell, consumer acceptance of, and competition for our clear aligners in new markets;

•our relationships with retail partners and insurance carriers;

•our research, development, commercialization, and other activities and projected expenditures;

•changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•our current business model is dependent, in part, on current laws and regulations governing remote healthcare and the practice of dentistry, and changes in those laws, regulations, or interpretations that are inconsistent with our current business model could have a material adverse effect on our business;

•our relationships with our freight carriers, suppliers, and other vendors;

•our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber-attacks);

•the adequacy of our risk management framework;

•our cash needs and ability to raise additional capital, if needed;

•our intellectual property position;

•our exposure to claims and legal proceedings;

•our ability to remain in compliance with our debt covenants;

•our ability to manage the COVID-19 pandemic, including the protracted duration of COVID-19 and the potential resurgence of COVID-19 infections, through voluntary and regulatory containment measures and the related impacts on our business;
•our ability to gauge the impact of COVID-19 and related potential disruptions to the operations of our suppliers, freight carriers and retail partners, including social and economic constraints, tariffs and trade barriers, facilities closures, labor instability, and capacity reduction; and

•other factors and assumptions described in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$388,971	$318,458
Accounts receivable	232,337	239,413
Inventories	28,571	18,431
Prepaid and other current assets	16,902	14,186
Total current assets	666,781	590,488
Accounts receivable, non-current	79,504	106,315
Property, plant and equipment, net	174,892	177,543
Operating lease right-of-use asset	33,120	—
Other assets	11,291	11,299
Total assets	$965,588	$885,645
LIABILITIES AND PERMANENT EQUITY
Accounts payable	$34,487	$52,706
Accrued liabilities	85,652	93,339
Deferred revenue	41,519	25,435
Current portion of long-term debt	30,815	35,376
Other current liabilities	7,572	—
Total current liabilities	200,045	206,856
Long-term debt, net of current portion	389,513	173,150
Operating lease liabilities, net of current portion	34,338	—
Other long-term liabilities	43,768	47,354
Total liabilities	667,664	427,360
Commitment and contingencies
Permanent Equity
Class A common stock, par value $0.0001 and 110,123,999 shares issued and outstanding at June 30, 2020 and 103,303,674 shares issued and outstanding at December 31, 2019	11	10
Class B common stock, par value $0.0001 and 275,376,789 shares issued and outstanding at June 30, 2020 and 279,474,505 shares issued and outstanding at December 31, 2019	27	28
Additional paid-in-capital	470,838	447,866
Accumulated other comprehensive income (loss)	42	(272)
Accumulated deficit	(170,562)	(114,513)
Noncontrolling interest	(20,052)	125,166
Warrants	17,620	—
Total permanent equity	297,924	458,285
Total liabilities and permanent equity	$965,588	$885,645

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$94,409	$185,241	$278,337	$353,867
Financing revenue	12,664	10,553	25,386	19,663
Total revenues	107,073	195,794	303,723	373,530
Cost of revenues	48,776	31,767	108,553	72,238
Cost of revenues—related parties	—	2,898	—	11,342
Total cost of revenues	48,776	34,665	108,553	83,580
Gross profit	58,297	161,129	195,170	289,950
Marketing and selling expenses	34,518	113,413	176,842	209,146
General and administrative expenses	68,689	47,031	159,718	96,490
Lease abandonment and impairment of long-lived assets	24,633	—	24,633	—
Other store closure and related costs	4,476	—	4,476	—
Income (loss) from operations	(74,019)	685	(170,499)	(15,686)
Interest expense	10,050	3,420	14,072	7,316
Interest expense—related parties	—	—	—	75
Loss on extinguishment of debt	13,781	29,640	13,781	29,640
Other (income) expense	(1,765)	(37)	3,159	81
Net loss before income tax (benefit) expense	(96,085)	(32,338)	(201,511)	(52,798)
Income tax (benefit) expense	(1,419)	97	555	117
Net loss	(94,666)	(32,435)	(202,066)	(52,915)
Net loss attributable to noncontrolling interest	(67,867)	—	(146,017)	—
Net loss attributable to SmileDirectClub, Inc.	$(26,799)	$(32,435)	$(56,049)	$(52,915)

Earnings per share of Class A common stock:
Basic	$(0.25)	N/A	$(0.52)	N/A
Diluted	$(0.25)	N/A	$(0.53)	N/A

Weighted average shares outstanding:
Basic	109,048,411	N/A	106,819,870	N/A
Diluted	385,133,303	N/A	384,492,628	N/A

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(94,666)	$(32,435)	$(202,066)	$(52,915)
Other comprehensive loss:
Foreign currency translation adjustment	107	—	1,149	—
Comprehensive loss	(94,559)	(32,435)	(200,917)	(52,915)
Comprehensive loss attributable to noncontrolling interests	(67,790)	—	(145,182)	—
Comprehensive loss attributable to SmileDirectClub, Inc.	$(26,769)	$(32,435)	$(55,735)	$(52,915)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at March 31, 2019	108,878	$55,792	369	$315	$(168,909)	$(112,802)	$398,346
Net income prior to Reorganization Transactions	—	—	—	—	(32,435)	(32,435)	—
Redemption of member units	(20,710)	(54,154)	—	—	—	(54,154)	—
Preferred Unit redemption accretion	—	(27,049)	—	—	—	(27,049)	27,049
Equity-based compensation	—	435	—	—	—	435	—
Balance at June 30, 2019	88,168	$(24,976)	369	$315	$(201,344)	$(226,005)	$425,395
Balance at December 31, 2018	108,878	$57,677	369	$315	$(148,429)	$(90,437)	$388,634
Net income prior to Reorganization Transactions	—	—	—	—	(52,915)	(52,915)	—
Redemption of member units	(20,710)	(54,154)	—	—	—	(54,154)	—
Preferred Unit redemption accretion	—	(36,761)	—	—	—	(36,761)	36,761
Equity-based compensation	—	8,262	—	—	—	8,262	—
Balance at June 30, 2019	88,168	$(24,976)	369	$315	$(201,344)	$(226,005)	$425,395

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	108,171,207	276,454,886	$11	$27	$461,046	$—	$(143,763)	$47,805	$12	$365,138
Net loss	—	—	—	—	—	—	(26,799)	(67,867)	—	(94,666)
Issuance of Class A shares in connection with RSU vesting	742,045	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	132,650	—	—	(15)	—	—	15	—	—
Exchange of Class B common stock for Class A common stock	1,210,747	(1,210,747)	—	—	82	—	—	(82)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	10,821	—	—	—	—	10,821
Equity-based payments	—	—	—	—	(1,462)	—	—	—	—	(1,462)
Foreign currency translation adjustment	—	—	—	—	—	—	—	77	30	107
Other	—	—	—	—	366	—	—	—	—	366
Balance at June 30, 2020	110,123,999	275,376,789	$11	$27	$470,838	$17,620	$(170,562)	$(20,052)	$42	$297,924
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$—	$(114,513)	$125,166	$(272)	$458,285
Net loss	—	—	—	—	—	—	(56,049)	(146,017)	—	(202,066)
Issuance of Class A shares in connection with RSU vesting	1,263,223	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,459,386	—	—	(15)	—	—	937	—	922
Exchange of Class B common stock for Class A common stock	5,557,102	(5,557,102)	1	(1)	973	—	—	(973)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	27,217	—	—	—	—	27,217
Equity-based payments	—	—	—	—	(4,529)	—	—	—	—	(4,529)
Foreign currency translation adjustment	—	—	—	—	—	—	—	835	314	1,149
Other	—	—	—	—	(674)	—	—	—	—	(674)
Balance at June 30, 2020	110,123,999	275,376,789	$11	$27	$470,838	$17,620	$(170,562)	$(20,052)	$42	$297,924

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(202,066)	$(52,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,357	9,723
Deferred loan cost amortization	1,666	475
Equity-based compensation	27,217	8,262
Loss on extinguishment of debt	13,594	17,693
Paid in kind interest expense	1,771	—
Lease abandonment, impairment of long-lived assets and other store closure and related charges	25,915	—
Changes in ROU asset	4,070	—
Other non-cash operating activities	—	1,783
Changes in operating assets and liabilities:
Accounts receivable	33,887	(100,937)
Inventories	(10,140)	(4,968)
Prepaid and other current assets	(4,009)	(5,772)
Accounts payable	(6,001)	15,436
Accrued liabilities	(13,184)	28,461
Due to related parties	—	(16,862)
Deferred revenue	16,084	1,729
Net cash used in operating activities	(85,839)	(97,892)
Investing Activities
Purchases of property, equipment, and intangible assets	(47,861)	(38,148)
Net cash used in investing activities	(47,861)	(38,148)
Financing Activities
Payment of IPO related costs	(1,155)	—
Proceeds from warrant exercise	922	—
Repurchase of Class A shares to cover employee tax withholdings	(4,529)	—
Proceeds from HPS Credit Facility and Warrants, net	388,000	—
Borrowings on long-term debt	16,807	151,300
Payments of loan costs	(11,336)	(6,127)
Principal payments on long-term debt	(180,762)	(152,400)
Principal payments on related party debt	—	(20,598)
Payments on finance leases	(4,997)	—
Other	1,263	(976)
Net cash provided by (used in) financing activities	204,213	(28,801)
Increase (decrease) in cash and cash equivalents	70,513	(164,841)
Cash and cash equivalents at beginning of period	318,458	313,929
Cash and cash equivalents at end of period	$388,971	$149,088

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

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”):

•the formation of SDC Inc. as a Delaware corporation to function as the ultimate parent of SmileDirectClub and a publicly traded entity;

•SDC Inc.’s acquisition of the pre-IPO membership interest units in SDC Financial (“Pre-IPO Units”) held by certain pre-IPO investors that are taxable as corporations for U.S. federal income tax purposes (“Blockers”), pursuant to a series of mergers (the “Blocker Mergers”) of the Blockers with wholly owned subsidiaries of SDC Inc., and the issuance by SDC Inc. to the equityholders of the Blockers shares of Class A common stock as consideration in the Blocker Mergers;

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

•the amendment and restatement of the SDC Financial’s limited liability company operating agreement (the “SDC Financial LLC Agreement”) to, among other things, modify the capital structure of SDC Financial by replacing the different classes of Pre-IPO Units (including restricted Pre-IPO Units held by certain employees) with a single new class of membership interests of SDC Financial (“LLC Units”);
•the issuance to each of the pre-IPO investors previously holding Pre-IPO Units (including restricted Pre-IPO Units) of a number of shares of SDC Inc. Class B common stock equal to the number of LLC Units held by it;

•the issuance to certain employees of cash and shares of Class A common stock pursuant to their Incentive Bonus Agreements (“IBAs”); and

•the equitable adjustment, pursuant to their terms, of outstanding warrants to purchase Pre-IPO Units held by two service providers into warrants to acquire LLC Units (together with an equal number of shares of SDC Inc.’s Class B common stock).

Following the completion of the Reorganization Transactions and the IPO, SDC Inc. owns 26.9% of SDC Financial. Holders (other than SDC Inc.) of LLC Units following the consummation of the Reorganization Transactions and the IPO (“Continuing LLC Members”) own the remaining 73.1% of SDC Financial.

SDC Inc. is the sole managing member of SDC Financial and, although SDC Inc. has a minority economic interest in SDC Financial, it has the sole voting power in, and controls the management of, SDC Financial. Accordingly, SDC Inc. consolidates the financial results of SDC Financial and reports a noncontrolling interest in its condensed consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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
The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At June 30, 2020, the variable interest entities include 45 dentist owned PCs and at December 31, 2019 the variable interest entities included 44 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
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
COVID-19 Pandemic
The impacts of COVID-19 unfolded globally throughout the first quarter of 2020, growing in strength from what the World Health Organization (“WHO”) declared a Public Health Emergency of International Concern in January, to an increased threat assessment by the WHO from high to very high in February, culminating with the WHO characterization of COVID-19 as a pandemic in March 2020. In response to COVID-19 and the related containment measures, the Company took the following steps to ensure the health and safety of its employees and its members: transitioned its employees, where possible, to a remote working environment; temporarily closed all of its SmileShops (except in Hong Kong); reconfigured its production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory personal protective equipment (“PPE”) protocols and other health and safety measures at its manufacturing facilities. The Company also enacted a resilience policy that provides its employees paid leave for COVID-19 testing and any required self-quarantine. Further, the Company’s manufacturing employees who were able to work during the quarter received a temporary wage increase for recognition of their service during this unprecedented time.
During the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred a one-time charge of $29,109 for the three and six months ended June 30, 2020. This one-time charge was primarily associated with the closure of its manufacturing facility in Kyle, Texas; the consolidation of several floors at Company headquarters in Nashville, Tennessee; the closure and consolidation of many of the SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of the Company’s restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
In April, the Company continued to repurpose certain of its 3D printing capabilities in order to manufacture PPE at cost for healthcare organizations and government agencies. Additionally, the Company took the following actions in an effort to fortify the short-term financial position of the business: reduced its marketing spend as a percentage of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

revenue; furloughed much of its headquarters and retail workforce, bringing employees back on an as-needed basis; suspended cash pay temporarily for its executive and leadership teams; and bolstered its business continuity plans.
In May, the Company took action to secure its financial condition and liquidity needs by entering into the new HPS Credit Facility, under which it can borrow up to $500,000. For a complete discussion of the new HPS Credit Facility, see “Note 10-Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
In June, the Company began to re-open SmileShops, in line with its real estate repositioning program, based on local public health guidelines and evolving customer behaviors and expectations. As of June 30, 2020 the Company had 42 SmileShops in operation. As part of this process and the repositioning actions more generally, the Company realigned its workforce to be commensurate with the needs of its business, which required a portion of its employees to continue to be furloughed, and in some instances, separated from the Company.
Note 2—Summary of Significant Accounting Policies
Management Use of Estimates
The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value within equity on the condensed consolidated balance sheets using the Black-Scholes option pricing model (see Note 10). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.
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
The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aligner revenue, net of implicit price concessions	$77,897	$181,471	$248,832	$346,723
Financing revenue, net of implicit price concessions	12,664	10,554	25,386	19,664
Retainers and other products revenue	16,512	3,769	29,505	7,143
Total revenue	$107,073	$195,794	$303,723	$373,530
Implicit price concessions included in total revenue	$11,319	$20,719	$34,688	$39,084
Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. Of the Company’s revenues during the three and six months ended June 30, 2020 and 2019, $4,759, $3,325, $16,867, and $14,550 was previously included in deferred revenue on the consolidated balance sheets as of March 31, 2020 and 2019 and December 31, 2019 and 2018, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $5,961, $2,945, $11,352 and $7,601 in outsourced shipping expenses for the three and six months ended June 30, 2020 and 2019, respectively.
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
Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses are expensed as incurred. For the three and six months ended June 30, 2020 and 2019, the Company incurred marketing and selling costs of $34,518, $113,413, $176,842 and $209,146, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$5,887	$2,327	$11,441	$4,414
Marketing and selling expenses	1,628	1,184	3,271	2,061
General and administrative expenses	6,401	1,557	10,645	3,248
Total	$13,916	$5,068	$25,357	$9,723
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
The Company’s financial instruments consist of cash, receivables, accounts payable, debt instruments, warrants, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables, approximate current fair value at each balance sheet date. The warrants are recorded at their initial fair value. The Company had $401,228 and $150,448 in borrowings under its debt facilities (as discussed in Note 10) as of June 30, 2020 and December 31, 2019, respectively. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company had no outstanding derivatives at June 30, 2020 or December 31, 2019; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at June 30, 2020 or December 31, 2019, or net revenue for the three or six months ended June 30, 2020 and 2019.
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
Cash and Cash Equivalents
Cash and cash equivalents consists of all highly-liquid investments with original maturities of less than three months. Cash is held in various financial institutions in the U.S. and internationally, including certain reserve accounts in accordance with the Company’s credit facility with HPS Investment Partners (see Note 10).
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
Leases
On January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre- and post-adoption. See “Recently Adopted Accounting Pronouncements—ASU No. 2016-02” below for more information. The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term right-of-use operating lease obligations in the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.
Leased assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses a secured incremental borrowing rate as the discount rate for determining the present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the three and six months ended June 30, 2020 and 2019, the Company capitalized $3,627, $2,485, $7,383, and $4,886, respectively, of internally developed software costs. Amortization expense for internally developed software was $1,785, $267, $3,282, and $737 for the three and six months ended June 30, 2020, and 2019, respectively.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for years beginning after December 15, 2020, with early adoption permitted. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 on July 1, 2020 and does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories
Inventories are comprised of the following:

	June 30, 2020	December 31, 2019
Raw materials	$9,278	$5,950
Finished goods	19,293	12,481
Total inventories	$28,571	$18,431
Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

	June 30, 2020	December 31, 2019
Prepaid expenses	$12,772	$10,503
Deposits to vendors	2,191	3,132
Other	1,939	551
Total prepaid and other current assets	$16,902	$14,186
Prepaid expenses, non-current	$1,101	$1,308
Deposits to vendors, non-current	3,670	3,346
Indefinite-lived intangible assets	6,217	6,217
Other intangible assets, net	303	428
Total other assets	$11,291	$11,299

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the three and six months ended June 30, 2020.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges
During the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $29,109 for the three and six months ended June 30, 2020. This charge was primarily associated with the closure of the manufacturing facility in Kyle, Texas; the consolidation of several floors at the Company headquarters in Nashville, Tennessee; the closure and consolidation of many SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed manufacturing facility and SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes charges for the three and six months ended June 30, 2020. There were no similar charges for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$16,747	$16,747
Impairment of right of use asset	7,886	7,886
	$24,633	$24,633
Store closure and other related charges:
Short-term lease termination fees	3,823	3,823
Other expenses	653	653
	$4,476	$4,476
The balance of the accruals for the restructuring programs recorded in accrued expenses in the condensed consolidated balance sheets as of June 30, 2020 was $2,541.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 6—Property, plant and equipment, net
Property, plant and equipment were comprised of the following:

	June 30, 2020	December 31, 2019
Lab and SmileShop equipment	$89,269	$79,103
Computer equipment and software	68,266	48,401
Leasehold improvements	24,148	13,275
Furniture and fixtures	14,408	13,152
Vehicles	6,147	2,660
Construction in progress	36,996	60,317
Property, plant and equipment, gross	239,234	216,908
Less: accumulated depreciation	(64,342)	(39,365)
Property, plant and equipment, net	$174,892	$177,543

The carrying values of assets under finance leases were $25,478 and $26,501 as of June 30, 2020 and December 31, 2019, respectively, net of accumulated depreciation of $10,450 and $4,670, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Leases
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. Certain of the Company’s leases include rental escalation clauses and renewal options that are factored into the determination of lease payments when appropriate. Certain of the Company’s leased store locations have variable payments based upon scan volume as well as other variable property related costs. The Company does not separate lease and non-lease components of contracts.
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
The following table presents lease-related assets and liabilities at June 30, 2020:

Leases Assets and Liabilities	Balance Sheet Classification	June 30, 2020
Assets:
Operating leases	Operating lease right-of-use asset	$33,120
Finance leases	Property, plant, and equipment, net	25,478
		$58,598
Liabilities:
Operating leases	Other current liabilities	$7,572
Finance leases	Current portion of long-term debt	10,231
Operating leases	Operating lease liabilities, net of current portion	34,338
Finance leases	Long-term debt, net of current portion	16,962
		$69,103
Weighted average remaining term:
Operating leases		6.1 years
Finance leases		2.1 years
Weighted average discount rate:
Operating leases		5.60%
Finance leases		7.50%
(1) Finance lease assets are recorded net of accumulated amortization of $10,450 as of June 30, 2020.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.
The following table presents certain information related to lease expense for finance and operating leases:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Expense Category	Statement of Operations Classification	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Finance lease expense:
Amortization of leased assets	Cost of revenues	$2,497	$4,994
Interest of lease liabilities	Interest expense	540	1,126
Operating leases(3)		2,518	5,037
Short-term lease expense(3)		2,001	9,643
Variable lease expense(3)		213	2,504
Total lease expense		$7,769	$23,304
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our condensed consolidated statements of operations, depending on the purpose of the related asset.

Other Information
The following table represents supplemental cash flow information:

Six Months Ended June 30, 2020
Cash paid for amounts used in the measurement of lease liabilities:
Cash used in operating activities	$6,152
Cash used in investing activities	$—
Cash used in financing activities	$4,997
Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2020:

	Finance Leases	Operating Leases
2020 (remaining)	$6,076	$4,892
2021	11,209	9,441
2022	6,859	7,559
2023	—	6,904
2024	—	6,136
2025 and thereafter	—	15,405
Total minimum lease payments	24,144	50,337
Residual value	5,661	—
Amount representing interest	(2,612)	(8,427)
Present value of future minimum lease payments	27,193	41,910
Less: current portion	(10,231)	(7,572)
Long-term lease liabilities	$16,962	$34,338

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 8—Accrued liabilities
Accrued liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
Accrued marketing and selling costs	$11,792	$31,804
Accrued payroll and payroll related expenses	24,114	25,019
Accrued sales and other taxes	8,522	8,367
Other	41,224	28,149
Total accrued liabilities	$85,652	$93,339

Note 9—Income taxes

SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding and certain of its domestic and foreign subsidiaries, which are taxed as corporations. As such, SDC Financial does not pay any federal income taxes, as any income or loss is included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements. The Company further evaluates deferred tax assets in each jurisdiction and recognizes associated benefits when positive evidence of realization exceeds negative evidence, and otherwise records valuation allowances as necessary.

The Company’s U.S. federal and state income tax returns for the tax years 2015 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Germany, Austria, Hong Kong, and Singapore with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the SDC, LLC’s U.S. income tax return for 2017. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The income tax provision was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:
Federal	$(1,698)	$—	$—	$—
State	225	82	158	102
Foreign	140	—	340	—
Current income tax provision	$(1,333)	$82	$498	$102
Deferred:
Federal	$—	$—	$—	$—
State	(86)	15	57	15
Foreign	—	—	—	—
Deferred income tax provision	$(86)	15	$57	$15
Total income tax provision	$(1,419)	$97	$555	$117

At June 30, 2020 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $25,577, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $15,718, which expire from 2029 through 2034. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $1,180. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.
As of June 30, 2020, the Company maintained a valuation allowance of approximately $213,332 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the six month period ended June 30, 2020.

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
Note 10—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following:

	June 30, 2020	December 31, 2019
HPS Credit Facility, net of unamortized financing costs of $11,493	$372,551	$—
JPM Credit Facility, net of unamortized financing costs of $2,513	—	147,935
Align redemption promissory note	20,584	34,090
Capital lease obligations (Note 7)	27,193	26,501
Total debt	420,328	208,526
Less current portion	(30,815)	(35,376)
Total long-term debt	$389,513	$173,150
HPS Credit Facility
On May 12, 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, net of original issue discount of $12,000, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100,000 with the consent of the lenders participating in such increase (the “HPS Credit Facility”).
The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. In connection with the repayment, the Company paid $187 in fees and wrote-off the remaining unamortized loan costs of $1,594, both of which are included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations.
The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility. During the six months ended June 30, 2020, the Company amortized under the effective interest rate method $291 of deferred financing costs. The original issue discount is included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations.
Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.
Subject to certain exceptions, the HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash governed by a control agreement with HPS, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. As of June 30, 2020, the Company had $361,302 of its receivables collateralized as part of the HPS Credit Facility.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The HPS Credit Facility contains various restrictions, covenants, ratios and events of default, including:

•SPV has limitations on consolidations, creation of liens, incurring additional indebtedness, dispositions of assets, investments and paying dividends or other distributions.
•SDC Financial LLC, its consolidated subsidiaries and certain originator entities must maintain minimum monthly liquidity of $100,000 and are subject to additional leverage ratios upon the occurrence of additional debt.
•SDC Financial LLC is subject to a consolidated leverage ratio measured as of the end of each fiscal quarter beginning March 31, 2022, to be calculated based on annualized EBITDA for the first three quarters of 2022, and thereafter, to be calculated based on EBITDA during the trailing four fiscal quarters for the relevant period.
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
As of June 30, 2020, the Company had $401,228 outstanding and was in compliance with all covenants in the HPS Credit Facility.
HPS Warrants
In connection with the HPS Credit Facility, the Company issued warrants (“HPS Warrants”) to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounted to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The HPS Warrants were recorded at their initial fair value of $17,620 and are being accreted through interest expense to the outstanding loan balance of the HPS Credit Facility.
JPM Credit Facility
In June 2019, the Company entered into a loan and security agreement with JPMorgan Chase Bank, N.A., as the administrative agent, the collateral agent and a lender (the “JPM Credit Facility”), providing a secured revolving credit facility in an initial aggregate maximum principal amount of $500 million with the potential to increase the aggregate principal amount that may be borrowed up to an additional $250 million with the consent of the lenders participating in such increase. The proceeds of the HPS Credit Facility were used to pay all outstanding amounts under the JPM Credit Facility.
The Company recorded $6,188 related to deferred financing costs of the JPM Credit Facility. During the six months ended June 30, 2020, the Company amortized under the effective interest rate method $919 of deferred financing costs.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of June 30, 2020, the Company has $20,584 outstanding under this promissory note.
Future Maturities
Annual future maturities of long-term debt, excluding finance lease obligations, unamortized financing costs and unamortized HPS Warrant value, are as follows:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	HPS Credit Facility	Align Redemption Promissory Note	Total
2020 (remaining)	$—	$13,678	$13,678
2021	—	6,906	6,906
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	401,228	—	401,228
Total	$401,228	$20,584	$421,812
Note 11—Noncontrolling Interests
SDC Inc. is the sole managing member of SDC Financial and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of June 30, 2020, SDC Inc. had 110,123,999 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of June 30, 2020, SDC Inc. had a 28.3% economic ownership interest in SDC Financial.
Note 12—Variable Interest Entities
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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the period ended June 30, 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.
Note 13—Incentive Compensation Plans
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Class A Common Stock Options
Options activity was as follows during the six months ended June 30, 2020:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	1,744,556	$23.00	9.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	65,217	23.00	—	—
Outstanding at June 30, 2020	1,679,339	$23.00	9.4	$—
Exercisable at June 30, 2020	—	$—	—	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of June 30, 2020, unrecognized compensation expense related to the Options was $12,868. This expense is expected to be recognized over a weighted average period of 2.2 years.
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
A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2019	4,794,394	1,089,796	5,884,190	$21.88
Granted	—	1,739,095	1,739,095	$9.15
Vested	(1,396,028)	—	(1,396,028)	$23.00
Forfeited	(48,982)	(140,449)	(189,431)	$14.63
RSUs outstanding, June 30, 2020	3,349,384	2,688,442	6,037,826	$18.18
As of June 30, 2020, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $59,785. This expense is expected to be recognized over a weighted average period of 1.8 years.
Incentive Bonus Units
SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year ended December 31, 2019. As of June 30, 2020, unrecognized compensation expense related to unvested IBUs was $599.
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
Summary of Equity-Based Compensation Expense
The Company recognized compensation expense of $10,821, $435, $27,217, and $8,262 for the three and six months ended June 30, 2020 and 2019, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.
Note 14—Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Numerator:
Net loss	$(94,666)	$(202,066)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(67,867)	(146,017)
Net loss attributable to SDC Inc. - basic	(26,799)	(56,049)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(67,867)	(146,017)
Net loss attributable to SDC Inc. - diluted	$(94,666)	$(202,066)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	109,048,411	106,819,870
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	276,084,892	277,672,758
Weighted average shares of Class A common stock outstanding - diluted	385,133,303	384,492,628

Earnings per share of Class A common stock outstanding - basic	$(0.25)	$(0.52)
Earnings per share of Class A common stock outstanding - diluted	$(0.25)	$(0.53)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Options	1,679,339	1,679,339
Restricted Stock Units	6,037,826	6,037,826
HPS Warrants	3,889,575	3,889,575

Note 15—Employee Benefit Plans

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the six months ended June 30, 2020 and 2019, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $410, $668, $1,661 and $1,063 to the 401(k) plan for the three and six months ended June 30, 2020 and 2019, respectively.
Note 16—Related Party Transactions
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $0, $2,398, $0 and $4,764 of freight incurred through an Affiliate during the three and six months ended June 30, 2020 and 2019, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.
In addition, the Company paid one of the Affiliates $0, $450, $0 and $900 in management fees for the three and six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 12).
The Company purchased legal services from a law firm where a partner is an immediate family member of a director of the Company. Fees paid for services totaled $1,703, $286, $2,544 and $346 for the three and six months ended June 30, 2020 and 2019, respectively.
The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the three and six months ended June 30, 2020 and 2019, purchases from Align of equipment were $0, $0, $0 and $5,651, respectively, and purchases of aligners included in cost of revenues—related parties were $0, $0, $0 and $6,577, respectively.
In February 2019, the Company entered into an agreement with the David Katzman Revocable Trust (the ‘‘Trust”) to purchase all of the issued and outstanding membership units of a limited liability corporation (‘‘SDC Plane”) owned by the Trust for a purchase price of approximately $1,100, which was the Trust’s acquisition cost. SDC Plane owns an interest in an aircraft, which is available for use by its executives.
In February 2020, the Company completed the purchase of a private aircraft from Camelot SI Leasing, LLC, for $3,400, the appraised value of the aircraft.
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
Note 17—Commitments and Contingencies
Legal Matters

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
From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against the Company, members of the Company’s board of directors, certain of its current officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated as In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (TN Chancery Court filed December 20, 2019). The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action and an amended complaint was filed on February 21, 2020. The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. On February 26, 2020, the Company prevailed on its motion to dismiss the Nurlybayev action in Michigan state court. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. The Company intends to move to dismiss this action. On January 22, 2020, the Sasso action was stayed.
On June 4, 2020, the court denied the Company’s motion to dismiss or stay and the Company has therefore sought to appeal that decision and obtained a stay during that appeal. On March 23, 2020, the Company moved to dismiss the Tennessee federal action. That motion remains pending. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities. The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO. The complaints seek, among other things, money damages on behalf of the Company, restitution and/or disgorgement from the selling director defendants and cancellation of the Company’s Class B common stock. The three derivative actions have been consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The action remains in the preliminary stages.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020 and expects

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

oral argument in or around the first quarter of 2021. Both the Alabama and Georgia matters are pending before the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower courts’ decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. The Company filed its motion to strike and motion to dismiss the providers claims in December 2019 with briefing on the motions concluded in February 2020, which the Court has since denied. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel the Company to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and a motion to stay the consumer claims is pending before the Court. Litigation is in the pleading stage and discovery has not yet commenced. The Company denies any alleged wrongdoing and intends to defend against these actions vigorously.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of its former members, Align Technology, Inc., had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of its operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of the Company’s pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54,000, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,400. The parties have exchanged written discovery and started depositions.

Tax Receivable Agreement
As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three and six months ended June 30, 2020 and 2019, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 18—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the three and six months ended June 30, 2020 and 2019, a substantial majority of the Company’s revenues were generated by sales within the United States and substantially all of its net property, plant and equipment was within the United States.

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
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are the industry pioneer as the first direct-to-consumer medtech platform for transforming smiles, now offered directly via dentists’ and orthodontists’ offices. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry. Our direct-to-consumer model provides members with a customized clear aligner therapy treatment delivered directly to their doors. We integrate marketing, aligner manufacturing, and fulfillment, and provide a proprietary web-based teledenstistry platform for the monitoring of treatment by licensed dentists and orthodontists through the completion of a member’s treatment. We also offer a suite of ancillary products for our members’ oral care needs. We are headquartered in Nashville, Tennessee and have locations throughout Costa Rica, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Germany, Austria, Hong Kong, and Singapore.
Key Business Metrics
We review the following key business metrics to evaluate our business performance:
Unique aligner order shipments
For the three months ended June 30, 2020 and 2019, we shipped 57,136 and 122,047 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion. During the second quarter of 2020, we experienced a decline in aligner sales due to the effects of COVID-19 on our business and the subsequent temporary closure of our stores.
Average aligner gross sales price
We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended June 30, 2020 and 2019 was $1,817 and $1,761, respectively. Our ASP is less than our standard $1,895 price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019, and updated elsewhere in this Form 10-Q.
COVID-19 pandemic
The impacts of COVID-19 unfolded globally throughout the first quarter of 2020, growing in strength from what the World Health Organization (“WHO”) declared a Public Health Emergency of International Concern in January, to an increased threat assessment by the WHO from high to very high in February, culminating with the WHO characterization of COVID-19 as a pandemic in March 2020. In response to COVID-19 and the related containment measures, we took the following steps to ensure the health and safety of our employees and our members: transitioned our employees, where possible, to a remote working environment; temporarily closed all of our SmileShops (except in Hong Kong); reconfigured our production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory personal protective equipment (“PPE”) protocols and other health and safety measures at our manufacturing facilities. We also enacted a resilience policy that provides our employees paid leave for COVID-19 testing and any required self-quarantine. Further, our manufacturing employees who were able to work during the quarter received a temporary wage increase for recognition of their service during this unprecedented time.
During the second quarter of 2020, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, we incurred a one-time charge of $29.1 million. This one-time charge was primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, we made the strategic decision to align our rent costs with the current needs of the business, while also ensuring that we have sufficient capacity to support future growth. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of our restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
In April, we continued to repurpose certain of our 3D printing capabilities in order to manufacture PPE at cost for healthcare organizations and government agencies. The process of producing and selling the PPE products did not have a material effect on our financial statements. Additionally, we took the following actions in an effort to fortify the short-term financial position of the business: reduced our marketing spend as a percentage of revenue; furloughed much of our headquarters and retail workforce, bringing employees back on an as-needed basis; suspended cash pay temporarily for our executive and leadership teams; and bolstered our business continuity plans.
Our focus on business continuity has enabled us to effectively navigate various operational challenges associated with COVID-19. Specifically, we have a crisis management team that meets regularly with the heads of all functional areas to monitor the rapidly changing regulatory environment and health and safety guidelines and to manage the corresponding changes and impacts to our business. Our technology platforms continue to support a majority work from home environment. Our demand forecasting process is integrated with our suppliers to allow us to maintain target inventory levels. This collaborative relationship also allows us to monitor the impact of COVID-19 on our suppliers, review their related action plans and confirm they meet our standards as well as public health guidelines.
In May, we took action to secure our financial condition and liquidity needs by entering into the new HPS Credit Facility, under which we can borrow up to $500 million. For a complete discussion of the new HPS Credit Facility, see “Note 9-Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
In June, we began to re-open a portion of our SmileShops, in line with our real estate repositioning program, based on local public health guidelines and evolving customer behaviors and expectations. As part of this process, and our repositioning actions more generally, we realigned our workforce to be commensurate with the needs of our business, which required a portion of our employees to continue to be furloughed, and in some instances, separated from the Company. Our SmileShop operations were modified to prioritize the health, safety and comfort of our employees and our members. Specifically, we reconfigured our SmileShops to reduce or eliminate customer overlap in the waiting area; we require customers to have a touchless temperature screening upon arrival; and Smile Guides adhere to an enhanced PPE protocol.
We are working to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration. We believe that our direct-to-consumer and teledentistry platforms are well suited for this environment. Specifically, our impression kit offers the ability to begin treatment or obtain any necessary mid-course corrections or refinements remotely from home. We believe that, going forward, increased demand for our impression kit and the expected resulting conversion to aligner sales will help to partially offset the decrease in revenue growth experienced as a result of our SmileShop closures. Additionally, we are working to mitigate the impact of COVID-19 by expanding our customer acquisition channels to include, among others, the SmileDirectClub Partner Network, which reaches beyond SmileShops and impression kits and allows members to begin their journey in their dentist’s office.

We are committed to managing our costs across the business and specifically to reducing our sales and marketing spend as a percentage of revenue, which is reflected in our second quarter expenses. Further, we continue to execute on our previously articulated strategies for expanding our international footprint and automating our treatment planning and manufacturing operations. As of the date of this filing, we are fulfilling orders in a timely manner and do not foresee any material disruptions to our ability to manufacture or distribute our products. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on: prioritizing the health and safety of our employees and our members; making nimble decisions by observing trends and meeting our members in whatever way they choose to experience our products; and optimizing our member experience and satisfaction. We remain committed to our mission to democratize access to a smile each and every person loves by making it affordable and convenient for everyone.
Efficient acquisition of new members
•Visits to our website: During the second quarter, we averaged approximately three million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.
•Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment or order a doctor prescribed impression kit to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve member conversion from website visit through SmileShop appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.
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

Continued investment in controlled growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally. Our key investment initiatives include continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand, continued discipline around marketing and selling investments, including a focus on pushing more demand through existing SmileShops, impression kits, and our Partner Network, enhancing our existing product platform, and introducing new products to further differentiate our offerings. Additionally, we intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
International expansion
We will continue to make significant investments to expand our presence in international markets, particularly in Europe, Asia-Pacific, and other geographies.
Pace of adoption for teledentistry
The rate of adoption of teledentistry will impact our ability to acquire new members and grow our revenue.
Components of Operating Results
Revenues
Our revenues are derived primarily from sales of aligners, impression kits, whitening gel, retainers, and other oral care products, as well as interest earned on SmilePay. Revenues are recorded based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and returns. Revenues include revenue recognized from orders shipped in the current period, as well as deferred revenue recognized from orders in prior periods. We offer our members the option of paying the entire $1,895 cost of their clear aligner treatment upfront or enrolling in SmilePay, our convenient monthly payment plan requiring a $250 down payment and an average monthly payment of $85 for 24 months.
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

Provision for income tax expense
We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur tax expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 9.

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, equity-based compensation, impairment of long-lived assets, abandonment and other related charges and certain other non-operating expenses such as one-time severance and other labor costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance and we believe it will provide the same to members/stockholders.
We believe that Adjusted EBITDA will provide useful information to members/stockholders about our performance, financial condition, and results of operations for the following reasons: (i) Adjusted EBITDA is among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions and (ii) Adjusted EBITDA is frequently used by securities analysts, investors, lenders, and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is set forth below.
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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Statements of Operations Data:
Total revenues	$107,073	$195,794	$303,723	$373,530
Cost of revenues	48,776	34,665	108,553	83,580
Gross profit	58,297	161,129	195,170	289,950
Marketing and selling expenses	34,518	113,413	176,842	209,146
General and administrative expenses	68,689	47,031	159,718	96,490
Lease abandonment and impairment of long-lived assets	24,633	—	24,633	—
Other store closure and related costs	4,476	—	4,476	—
Income (loss) from operations	(74,019)	685	(170,499)	(15,686)
Total interest expense	10,050	3,420	14,072	7,391
Loss on extinguishment of debt	13,781	29,640	13,781	29,640
Other (income) expense	(1,765)	(37)	3,159	81
Net loss before income tax (benefit) expense	(96,085)	(32,338)	(201,511)	(52,798)
Income tax (benefit) expense	(1,419)	97	555	117
Net loss	(94,666)	(32,435)	(202,066)	(52,915)
Net loss attributable to non-controlling interest	(67,867)	—	(146,017)	—
Net loss attributable to SDC Inc.	$(26,799)	$(32,435)	$(56,049)	$(52,915)
Other Data:
Adjusted EBITDA	$(20,288)	$6,188	$(87,270)	$2,299

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Net loss	$(94,666)	$(32,435)	$(202,066)	$(52,915)
Depreciation and amortization	13,916	5,068	25,357	9,723
Total interest expense	10,050	3,420	14,072	7,391
Income tax (benefit) expense	(1,419)	97	555	117
Lease abandonment and impairment of long-lived assets	24,633	—	24,633	—
Other store closure and related costs	4,476	—	4,476	—
Loss on extinguishment of debt	13,781	29,640	13,781	29,640
Equity-based compensation	10,821	435	27,217	8,262
Other non-operating general and administrative (gains) losses	(1,880)	(37)	4,705	81
	$(20,288)	$6,188	$(87,270)	$2,299

Comparison of the three and six months ended June 30, 2020 and 2019

Revenues
Revenues decreased $88.7 million, or 45.3%, to $107.1 million in the three months ended June 30, 2020 from $195.8 million in the three months ended June 30, 2019. The decrease in revenues was primarily driven by impacts of COVID-19 on our operations, including the closure of SmileShops beginning in the latter half of March 2020 and a corresponding reduction in sales, a pause at our production facility in order to manufacture personal protective equipment, and an increase in cancellations above historical rates. These decreases were partially offset by growth in our impression kits. Customers have migrated from scans in SmileShops to impression kits at home, with approximately 90% of our clear aligner sales originating from impression kits in the second quarter. This compares to approximately 90% origination from scans in a pre-COVID-19 environment.

Revenues decreased $69.8 million, or 18.7%, to $303.7 million in the six months ended June 30, 2020 from $373.5 million in the six months ended June 30, 2019.
Cost of revenues
Cost of revenues increased $14.1 million, or 40.7%, to $48.8 million in the three months ended June 30, 2020 from $34.7 million in the three months ended June 30, 2019. Cost of revenues increased as a percentage of revenues from 18% in the three months ended June 30, 2019 to 46% in the three months ended June 30, 2020, as a result of COVID-19 related changes to the composition of our revenue mix. Specifically, we experienced a decrease in the number of unique aligner orders shipped, while mid-course correction and refinement shipments stayed consistent with the prior period, requiring resources to fulfill such corrections and refinements with less revenue. Additionally, we had a higher percentage of impression kits compared to the prior period, which have an increased cost versus scans. We also experienced an increase in retail sales of oral care products as a percentage of revenue, which represents a lower associated gross margin.
Gross margin decreased to 54% in the three months ended June 30, 2020 from 82% in the three months ended June 30, 2019, primarily as a result of the factors described above.
Cost of revenues increased $25.0 million, or 29.9%, to $108.6 million in the six months ended June 30, 2020 from $83.6 million in the six months ended June 30, 2019.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues decreased to 32% in the three months ended June 30, 2020 from 58% in the three months ended June 30, 2019, and decreased to $34.5 million in the three months ended June 30, 2020 from $113.4 million in the three months ended June 30, 2019, primarily due to cost containment measures taken as a result of the effects of COVID-19 on our revenues, including the closure of SmileShops along with efficient marketing spend.
Marketing and selling expenses as a percentage of revenues increased to 58% in the six months ended June 30, 2020 from 56% in the six months ended June 30, 2019. This slight increase is due to increased marketing efforts in the first half of the first quarter of 2020, prior to the effects of COVID-19 on our business.
General and administrative expenses
General and administrative expenses increased $21.7 million, or 46%, to $68.7 million in the three months ended June 30, 2020 from $47.0 million in the three months ended June 30, 2019, primarily due to the expansion of our team members and services to support our business growth prior to the COVID-19 outbreak as well as additional expenses incurred as a result of becoming a public company, including an increase in equity-based compensation expense and corporate insurance costs. General and administrative expenses as a percent of revenue increased from 24% in the three months ended June 30, 2019 to 64% in the three months ended June 30, 2020, primarily as a result of the factors mentioned above, including the deleveraging of our general and administrative expenses due to the negative effect of COVID-19 on our revenues.

General and administrative expenses increased $63.2 million, or 66%, to $159.7 million in the six months ended June 30, 2020 from $96.5 million in the six months ended June 30, 2019.
Lease abandonment, impairment of long-lived assets and other related charges
Lease abandonment, impairment of long-lived assets and other related charges were $29.1 million in the three and six months ended June 30, 2020 compared to $0.0 million in the three and six months ended June 30, 2019. These charges are primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at Company headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at our closed SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.
Interest expense
Interest expense increased $6.6 million, or 194%, to $10.1 million in the three months ended June 30, 2020 from $3.4 million in the three months ended June 30, 2019, primarily as a result of both higher principal balances and interest rates in new facilities.
Interest expense increased $6.7 million, or 90%, to $14.1 million in the six months ended June 30, 2020 from $7.4 million in the six months ended June 30, 2019.
Other expense
Other expense decreased $1.7 million to $(1.8) million in the three months ended June 30, 2020 from $0.0 million in the three months ended June 30, 2019, primarily as a result of the impact of unrealized foreign currency translation adjustments.
Other expense increased $3.1 million to $3.2 million in the six months ended June 30, 2020 from $0.1 million in the six months ended June 30, 2019.
Provision for income tax expense
Our provision for income tax expense was $(1.4) million and $0.1 million for the three months ended June 30, 2020 and 2019.
Our provision for income tax expense was $0.6 million and $0.1 million for the six months ended June 30, 2020 and 2019.
Liquidity and Capital Resources
As of June 30, 2020, SDC Inc. had an accumulated deficit of $169.9 million and had working capital of $479.9 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(85,839)	$(97,892)
Net cash used in investing activities	(47,861)	(38,148)
Net cash provided by (used in) financing activities	204,213	(28,801)
Increase (decrease) in cash and cash equivalents	70,513	(164,841)
Cash and cash equivalents at beginning of period	318,458	313,929
Cash and cash equivalents at end of period	$388,971	$149,088

Comparison of the six months ended June 30, 2020 and 2019

As of June 30, 2020, we had $389.0 million in cash and restricted cash, an increase of $169.4 million compared to $149.1 million as of June 30, 2019.
Cash used in operating activities decreased to $85.8 million during the six months ended June 30, 2020 compared to $97.9 million in the six months ended June 30, 2019, primarily due to the increase in collections net of new sales in our accounts receivables which continues to perform well during the pandemic.
Cash used in investing activities increased to $47.9 million during the six months ended June 30, 2020, compared to $38.1 million in the six months ended June 30, 2019, primarily resulting from manufacturing automation equipment and computer and software equipment as well as international expansion to support our planned growth.
Cash provided by financing activities was $204.2 million during the six months ended June 30, 2020, compared to cash used in financing activities of $28.8 million in the six months ended June 30, 2019. This increase is primarily due to net proceeds received from the HPS Credit Facility as compared to net repayments on borrowings in the prior year period.
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
Indebtedness
HPS Credit Facility
On May 12, 2020, we and a wholly-owned special purpose subsidiary, SDC U.S. SmilePay SPV (“SPV”), entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400 million, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100 million with the consent of the lenders participating in such increase.
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
Our revenue is generated through sales of aligners, retainers, and other oral care products. Our aligner sales commitment contains multiple promises which may include (i) initial aligners, (ii) mid-course corrections, and (iii) refinement aligners. Our members are eligible for modified or refinement aligners at any point during their treatment plan or immediately following their original treatment plan (which is typically between five and ten months), in each case, upon the direction of, and pursuant to a prescription from, the treating dentist or orthodontist. Under ASC 606, we evaluate whether the initial aligners, mid-course corrections, and refinement aligners represent separate or combined performance obligations. We have determined that these promises, within the aligner sales commitment, represent separate performance obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk

Our cash and restricted cash consists primarily of an interest-bearing accounts at large U.S. banks with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At June 30, 2020, we held no investments in marketable securities.
In May 2020, we entered into the HPS Credit Facility in an initial aggregate maximum principal amount of $400 million with the potential to borrow up to an additional $100 million. Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at our election, wholly or partially in cash. As of June 30, 2020, we had $401.2 million of outstanding borrowings under the HPS Credit Facility.
Foreign currency exchange risk
Historically we have operated primarily in the U.S. and substantially all of our revenue, cost, expense and capital purchasing activities for the six months ended June 30, 2020 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Our international revenue is currently predominantly from Canada and is denominated primarily in Canadian dollars, with a limited portion from Australia, New Zealand, the U.K., Ireland, Hong Kong, Germany, and Singapore, which are denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.
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
Credit risk

We are exposed to credit risk through our SmilePay financing option. In the first half of 2020, approximately 69% of our members choose to finance their treatment through SmilePay. As of December 31, 2019, SmilePay amounted to approximately $345.7 million in net receivables and an associated delinquency rate of 9%. As of June 30, 2020, SmilePay amounted to approximately $311.8 million in net receivables and an associated delinquency rate of approximately 9% of revenue. We may experience an increase in payment defaults and uncollectible accounts due to, among other things, the uncertainty of the lasting effects of the COVID-19 pandemic on general economic conditions and consumer behavior, and may be required to revise our collection estimates, which would adversely affect our revenue and net loss.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, members of our board of directors, certain of our current officers, and the underwriters of our IPO. The following nine complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). In December 2019, the Fernandez, Vang, Mancour and Wei actions were consolidated as In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (TN Chancery Court filed December 20, 2019). The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action and an amended complaint was filed on February 21, 2020. The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. On February 26, 2020, we prevailed on our motion to dismiss the Nurlybayev action in Michigan state court. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. We intend to move to dismiss this action. On January 22, 2020, the Sasso action was stayed. On February 10, 2020, we moved to dismiss or stay the Tennessee state court action. On June 4, 2020, the court denied that motion. We subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion as to the stay. On August 3, 2020, we filed an application for interlocutory appeal with the court of appeals. On March 23, 2020, we moved to dismiss the Tennessee federal action. That motion remains pending. We deny any alleged wrongdoing and intend to vigorously defend against these actions.
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
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with our ability to conduct business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of us in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. We filed notice of appeal on July 17, 2020 and expect oral argument in or around the first quarter of 2021.Both the Alabama and Georgia matters are pending before the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower courts’ decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. We ceded a portion of our time to allow the FTC and DOJ to argue in support of positions taken. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgie district court’s denial of the board members’ motion to dismiss.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against us in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham

Act, common law fraud, and various state consumer protection statutes relating to our advertising. We filed a motion to strike and a motion to dismiss the providers claims, which the Court has denied. In January 2020, one of the putative consumers who withdrew from the above action filed a declaratory judgment action in the U.S. District Court for the Southern District of Florida seeking to compel us to arbitrate. The consumer plaintiff simultaneously filed a putative class arbitration in the American Arbitration Association, pursuing substantially similar claims. This consumer and the original consumer plaintiff in the Middle District of Tennessee litigation have since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and our motion to stay the consumer claims is pending before the Court. Litigation is in the pleading stage and discovery has not yet commenced. A preliminary Case Management Order has been entered setting trial in March 2022. We deny any alleged wrongdoing and intend to defend against these actions vigorously.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by us alleging that one of our former members, Align Technology, Inc., had violated certain restrictive covenants set forth in our operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of our operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of our confidential information, and sell its membership units to us or certain of our pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non- competition period to which Align is subject through August of 2022 and prohibited Align from using our confidential information in any manner going forward. We are paying Align $54 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54 million redemption amount and seeking an additional $43 million. The parties have exchanged written discovery and started depositions. Arbitration on this matter is projected to occur in December 2020 or January 2021.
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

The COVID-19 pandemic and containment measures have contributed to certain negative impacts on our business, including, without limitation, the following:

•Decreased sales of our clear aligners, retainers and other products that we expect will continue throughout the remainder of 2020 and potentially beyond.
•Closed SmileShops (except in Hong Kong) temporarily, which have historically been a key driver in improving member conversion, with limited re-openings based on our real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations.
•Decreased sales of our oral care product line as our retail partners experience disruption due to mandated or encouraged shelter-in-place and social distancing policies.

•Reduced consumer demand due to deteriorating economic and political conditions such as increased unemployment, decreased salary and wage rates, and decreased consumer confidence and consumer perception of economic conditions.
•Reduced marketing efforts, which has had and may continue to have negative impacts on our ability to increase demand and improve member conversion.
•Furloughed, and in some instances permanently reduced, a portion of our headquarters and retail workforce, which may result in an additional loss of key employees, that in turn may significantly delay or prevent the achievement of our business objectives, and further may negatively impact our ability to recruit and retain personnel in the future.
•Revised the timing of expansion into certain international markets due to delays in the regulatory approval process of certain foreign governments.
•Experienced limited disruption at the onset of the COVID-19 pandemic in our volume of raw materials received from international third-party suppliers, particularly in Asia, who supply, among other things, certain of the technology and raw materials used in our manufacturing processes.
•Experienced a brief shortage in impression kit material as demand surged well beyond historical levels following the closure of our SmileShops.
•Reduced manufacturing capacity as a result of reconfiguring our production lines to comply with social distancing safety protocol as well as reallocating certain 3D printing capabilities to temporarily produce personal protective equipment.
•Experienced increased order cancellations.
•Experienced increased payment deferral requests.

Additionally, due to the protracted nature of the COVID-19 pandemic, including the recent resurgence of COVID-19 infections, as well as the rapidly changing regulatory environment, our business and financial results may be adversely effected by numerous evolving factors, many of which we cannot control or predict, including, without limitation, our ability to:

•Manage a new work environment, including our internal controls and financial reporting, as a substantial portion of our headquarters team members are currently working remotely.
•Re-open and operate SmileShops in compliance with both voluntary and mandated health and safety protocols; and correspondingly, our customers’ willingness to visit and have confidence in the process of our SmileShop experience.
•Process and manufacture impression kits at a volume higher than historical levels.
•Gauge the impact of COVID-19 and related potential disruptions to the operations of our suppliers, freight carriers and retail partners, including social and economic constraints, tariffs and trade barriers, facilities closures, labor instability, and capacity reduction.
•Anticipate the potential for increased defaults on our SmilePay financing plan, including the potential for an increase in our delinquency rates and number of uncollectible accounts, as the economic impacts of COVID-19 intensify.
•Estimate or forecast the financial impact of the COVID-19 pandemic on our actual or future results.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 12, 2020, in connection with the HPS Credit Facility, the Company issued the HPS Warrants to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounts to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. The HPS Warrants were issued in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. For a complete discussion of the new HPS Credit Facility and the HPS Warrants, see “Note 10-Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

August 14, 2020	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

August 14, 2020	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)