Form 10-Q
period 2020-09-30
SmileDirectClub, Inc.
filed 2020-11-16
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 11, 2020:
Class A Common Stock: 113,546,706
Class B Common Stock: 272,512,403

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$373,045	$318,458
Accounts receivable	230,244	239,413
Inventories	26,101	18,431
Prepaid and other current assets	15,337	14,186
Total current assets	644,727	590,488
Accounts receivable, non-current	71,729	106,315
Property, plant and equipment, net	183,430	177,543
Operating lease right-of-use asset	30,564	—
Other assets	11,461	11,299
Total assets	$941,911	$885,645
LIABILITIES AND PERMANENT EQUITY
Accounts payable	$35,863	$52,706
Accrued liabilities	93,308	93,339
Deferred revenue	51,851	25,435
Current portion of long-term debt	24,398	35,376
Other current liabilities	6,452	—
Total current liabilities	211,872	206,856
Long-term debt, net of current portion	391,283	173,150
Operating lease liabilities, net of current portion	32,038	—
Other long-term liabilities	43,400	47,354
Total liabilities	678,593	427,360
Commitment and contingencies
Permanent Equity
Class A common stock, par value $0.0001 and 113,105,780 shares issued and outstanding at September 30, 2020 and 103,303,674 shares issued and outstanding at December 31, 2019	11	10
Class B common stock, par value $0.0001 and 272,787,403 shares issued and outstanding at September 30, 2020 and 279,474,505 shares issued and outstanding at December 31, 2019	27	28
Additional paid-in-capital	479,419	447,866
Accumulated other comprehensive income (loss)	59	(272)
Accumulated deficit	(183,152)	(114,513)
Noncontrolling interest	(50,666)	125,166
Warrants	17,620	—
Total permanent equity	263,318	458,285
Total liabilities and permanent equity	$941,911	$885,645

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$156,459	$168,663	$434,796	$522,529
Financing revenue	12,042	11,522	37,428	31,185
Total revenues	168,501	180,185	472,224	553,714
Cost of revenues	49,760	39,125	158,313	111,363
Cost of revenues—related parties	—	2,310	—	13,652
Total cost of revenues	49,760	41,435	158,313	125,015
Gross profit	118,741	138,750	313,911	428,699
Marketing and selling expenses	66,722	131,263	243,564	340,409
General and administrative expenses	74,110	389,828	233,828	486,319
Lease abandonment and impairment of long-lived assets	3,960	—	28,593	—
Other store closure and related costs	1,714	—	6,190	—
Loss from operations	(27,765)	(382,341)	(198,264)	(398,029)
Interest expense	15,555	4,291	29,627	11,607
Interest expense—related parties	—	—	—	75
Loss on extinguishment of debt	—	32	13,781	29,672
Other (income) expense	(1,028)	421	2,131	500
Net loss before income tax expense	(42,292)	(387,085)	(243,803)	(439,883)
Income tax expense	1,190	479	1,745	596
Net loss	(43,482)	(387,564)	(245,548)	(440,479)
Net loss attributable to noncontrolling interest	(30,892)	(299,268)	(176,909)	(352,183)
Net loss attributable to SmileDirectClub, Inc.	$(12,590)	$(88,296)	$(68,639)	$(88,296)

Earnings per share of Class A common stock:
Basic	$(0.11)	$(0.89)	$(0.63)	$(0.89)
Diluted	$(0.11)	$(0.89)	$(0.64)	$(0.89)

Weighted average shares outstanding:
Basic	111,703,080	99,533,877	108,459,488	99,533,877
Diluted	385,672,677	379,008,382	384,888,849	379,008,382

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(43,482)	$(387,564)	$(245,548)	$(440,479)
Other comprehensive loss:
Foreign currency translation adjustment	62	—	1,211	—
Comprehensive loss	(43,420)	(387,564)	(244,337)	(440,479)
Comprehensive loss attributable to noncontrolling interests	(30,847)	—	(176,029)	—
Comprehensive loss attributable to SmileDirectClub, Inc.	$(12,573)	$(387,564)	$(68,308)	$(440,479)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at June 30, 2019	88,168	$(24,976)	369	$315	$(201,344)	$(226,005)	$425,395
Net income prior to Reorganization Transactions	—	—	—	—	(51,330)	(51,330)	—
Preferred Unit redemption accretion	(20,710)	(21,746)	—	—	—	(21,746)	21,746
Share-based compensation prior to Reorganization Transactions	—	299	—	—	—	299	—
Distributions payable	—	(43,400)	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	89,823	(369)	(315)	252,674	342,182	(447,141)
Balance at September 30, 2019	—	$—	—	$—	$—	$—	$—
Balance at December 31, 2018	108,878	$57,677	369	$315	$(148,429)	$(90,437)	$388,634
Net income prior to Reorganization Transactions	—	—	—	—	(104,245)	(104,245)	—
Preferred Unit redemption accretion	—	(58,507)	—	—	—	(58,507)	58,507
Redemptions prior to Reorganization Transactions	(20,710)	(54,154)	—	—	—	(54,154)	—
Share-based compensation prior to Reorganization Transactions	—	8,561	—	—	—	8,561	—
Distributions payable	—	(43,400)	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	89,823	(369)	(315)	252,674	342,182	(447,141)
Balance at September 30, 2019	—	$—	—	$—	$—	$—	$—

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at Reorganization Transactions date	—	—	—	—	—	—	—	—	—	—
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	—	315	—	104,959
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,278,848	—	—	—	—	1,278,853
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	—	—	(696,489)
Issuance of Class A shares in connection with IBA vesting	5,654,078	—	1	—	(1)	—	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)	—	—	444,636	—	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(88,296)	(247,938)	—	(336,234)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	283,124	—	—	—	—	283,124
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(83,603)	—	—	—	—	(83,603)
Balance at Balance at September 30, 2019	102,807,291	279,474,505	$10	$28	$441,855	$—	$(88,296)	$197,013	$—	$550,610

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	110,123,999	275,376,789	$11	$27	$470,838	$17,620	$(170,562)	$(20,052)	$42	$297,924
Net loss	—	—	—	—	—	—	(12,590)	(30,892)	—	(43,482)
Issuance of Class A shares in connection with RSU vesting	392,395	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	2,589,386	(2,589,386)	—	—	(233)	—	—	233	—	—
Equity-based compensation	—	—	—	—	10,972	—	—	—	—	10,972
Equity-based payments	—	—	—	—	(2,447)	—	—	—	—	(2,447)
Foreign currency translation adjustment	—	—	—	—	—	—	—	45	17	62
Other	—	—	—	—	289	—	—	—	—	289
Balance at September 30, 2020	113,105,780	272,787,403	$11	$27	$479,419	$17,620	$(183,152)	$(50,666)	$59	$263,318
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$—	$(114,513)	$125,166	$(272)	$458,285
Net loss	—	—	—	—	—	—	(68,639)	(176,909)	—	(245,548)
Issuance of Class A shares in connection with RSU vesting	1,655,618	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,459,386	—	—	(15)	—	—	937	—	922
Exchange of Class B common stock for Class A common stock	8,146,488	(8,146,488)	1	(1)	740	—	—	(740)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	38,189	—	—	—	—	38,189
Equity-based payments	—	—	—	—	(6,976)	—	—	—	—	(6,976)
Foreign currency translation adjustment	—	—	—	—	—	—	—	880	331	1,211
Other	—	—	—	—	(385)	—	—	—	—	(385)
Balance at September 30, 2020	113,105,780	272,787,403	$11	$27	$479,419	$17,620	$(183,152)	$(50,666)	$59	$263,318

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(245,548)	$(440,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,399	16,237
Deferred loan cost amortization	3,021	1,496
Equity-based compensation	38,189	332,759
Loss on extinguishment of debt	13,594	17,693
Paid in kind interest expense	5,118	—
Lease abandonment, impairment of long-lived assets and other store closure and related charges	30,903	—
Changes in ROU asset	5,797	—
Other non-cash operating activities	—	1,783
Changes in operating assets and liabilities:
Accounts receivable	43,755	(137,509)
Inventories	(8,456)	(5,852)
Prepaid and other current assets	(2,844)	(6,205)
Accounts payable	(9,441)	(4,475)
Accrued liabilities	(8,559)	45,880
Due to related parties	—	(19,177)
Deferred revenue	26,416	5,834
Net cash used in operating activities	(68,656)	(192,015)
Investing Activities
Purchases of property, equipment, and intangible assets	(68,768)	(66,355)
Net cash used in investing activities	(68,768)	(66,355)
Financing Activities
Payment of IPO related costs	(1,155)	1,285,759
Proceeds from warrant exercise	922	—
Repurchase of Class A shares and related fees	—	(696,489)
Repurchase of Class A shares to cover employee tax withholdings	(6,976)	(81,603)
Settlement of canceled awards	—	(2,000)
Issuance of Class A common stock	—	6
Proceeds from HPS Credit Facility and Warrants, net	388,000	—
Borrowings on long-term debt	16,807	176,000
Payments of loan costs	(11,784)	(6,127)
Principal payments on long-term debt	(187,579)	(159,047)
Principal payments on related party debt	—	(24,581)
Payments on finance leases	(7,543)	—
Other	1,319	86
Net cash provided by financing activities	192,011	492,004
Increase in cash and cash equivalents	54,587	233,634
Cash and cash equivalents at beginning of period	318,458	313,929
Cash and cash equivalents at end of period	$373,045	$547,563

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

SmileDirectClub is an oral care company and creator of the first MedTech platform for teeth straightening. Through the Company’s cutting-edge teledentistry technology and vertically integrated model, it is revolutionizing the oral care industry, from clear aligner therapy to its affordable, premium oral care product line. SmileDirectClub’s mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. SmileDirectClub is headquartered in Nashville, Tennessee and operates in the U.S., Costa Rica, Puerto Rico, Canada, Australia, New Zealand, United Kingdom, Ireland, Germany, Austria, Hong Kong, Singapore and Spain.

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

Following the completion of the Reorganization Transactions and the IPO, SDC Inc. owned 26.9% of SDC Financial. Holders (other than SDC Inc.) of LLC Units following the consummation of the Reorganization Transactions and the IPO (“Continuing LLC Members”) owned the remaining 73.1% of SDC Financial.

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
The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At September 30, 2020, the variable interest entities include 52 dentist owned PCs and at December 31, 2019 the variable interest entities included 44 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
All significant intercompany balances and transactions are eliminated in consolidation.
In January 2020, the Company adopted lease accounting guidance as discussed in Note 2 and Note 7 to the Unaudited Condensed Consolidated Financial Statements. Adoption of the new lease accounting guidance had a material impact to the Company’s unaudited condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No material adjustments to retained earnings were made as a result of the adoption of this guidance. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations, comprehensive loss, changes in equity (deficit), or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 2 and Note 7 to the Unaudited Condensed Consolidated Financial Statements.
COVID-19 Pandemic
The Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration. In response to COVID-19 and the related containment measures, the Company made the following operational changes to ensure the health and safety of its employees and its members: transitioned its team members, where possible, to a remote working environment; closed a portion of its SmileShops based on the Company’s real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations; reconfigured its SmileShops to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”) requirements for Smile Guides; reconfigured its production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at its manufacturing facilities. The Company also enacted a resilience policy that provides its team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.
Additionally, the Company took the following actions in an effort to fortify the financial position of the business: reduced its marketing spend as a percentage of revenue; reduced its headquarters and retail workforce; secured the HPS Credit Facility; and initiated a real estate repositioning program.
Beginning in the second quarter, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these changes, the Company incurred one-time charges of $5,674 and $34,783 during the three and nine months ended September 30, 2020, respectively, primarily associated with: the closure of its manufacturing facility in Kyle, Texas; the consolidation of several floors at its headquarters in Nashville, Tennessee; the closure and consolidation of a portion of its SmileShops; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decisions to align its rent costs with the current needs of the business, while also ensuring that it has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of our restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
The Company sells doctor prescribed impression kits to its customers as an alternative to an in-person visit at one of its SmileShops or Partner Network locations, comprised of affiliated dentist and orthodontist offices, where the customer receives a free oral digital imaging of their teeth. The Company combines the sales of its impression kits with aligner sales and recognizes the revenues as control of the performance obligation is transferred upon shipment of the aligners. The Company estimates the amount of impression kit sales that do not result in an aligner therapy treatment plan and recognizes such revenue when aligner conversion becomes remote.
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
The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aligner revenue, net of implicit price concessions	$139,279	$162,174	$388,111	$508,898
Financing revenue, net of implicit price concessions	12,042	11,522	37,428	31,185
Retainers and other products revenue	17,180	6,489	46,685	13,631
Total revenue	$168,501	$180,185	$472,224	$553,714
Implicit price concessions included in total revenue	$15,362	$17,299	$50,051	$56,394
Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. Of the Company’s revenues during the three and nine months ended September 30, 2020 and 2019, $2,684, $1,882, $19,547, and $16,386 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $5,891, $4,481, $18,516 and $12,082 in outsourced shipping expenses for the three and nine months ended September 30, 2020 and 2019, respectively.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses are expensed as incurred. For the three and nine months ended September 30, 2020 and 2019, the Company incurred marketing and selling costs of $66,722, $131,263, $243,564 and $340,409, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$5,945	$2,518	$17,385	$6,932
Marketing and selling expenses	1,635	1,257	4,906	3,318
General and administrative expenses	6,462	2,739	17,108	5,987
Total	$14,042	$6,514	$39,399	$16,237
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
The Company’s financial instruments consist of cash, receivables, accounts payable, debt instruments, warrants, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables, approximate current fair value at each balance sheet date. The warrants are recorded at their initial fair value. The Company had $404,569 and $150,448 in borrowings under its debt facilities (as discussed in Note 10) as of September 30, 2020 and December 31, 2019, respectively. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company had no outstanding derivatives at September 30, 2020 or December 31, 2019; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at September 30, 2020 or December 31, 2019, or net revenue for the three or nine months ended September 30, 2020 and 2019.
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
Leases
On January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre- and post-adoption. See “Recently Adopted Accounting Pronouncements—ASU No. 2016-02” below for more information. The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term right-of-use operating lease obligations in the condensed consolidated balance sheet. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.
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
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the three and nine months ended September 30, 2020 and 2019, the Company capitalized $3,556, $2,143, $10,938, and $7,029, respectively, of internally developed software costs. Amortization expense for internally developed software was $2,091, $810, $5,373, and $1,547 for the three and nine months ended September 30, 2020, and 2019, respectively.
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
In fiscal year 2020, the Company adopted FASB ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories
Inventories are comprised of the following:

	September 30, 2020	December 31, 2019
Raw materials	$6,067	$5,950
Finished goods	20,034	12,481
Total inventories	$26,101	$18,431
Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

	September 30, 2020	December 31, 2019
Prepaid expenses	$9,195	$10,503
Deposits to vendors	2,199	3,132
Other	3,943	551
Total prepaid and other current assets	$15,337	$14,186
Prepaid expenses, non-current	$2,721	$1,308
Deposits to vendors, non-current	1,672	3,346
Indefinite-lived intangible assets	6,833	6,217
Other intangible assets, net	235	428
Total other assets	$11,461	$11,299

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the three and nine months ended September 30, 2020.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges
Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $5,674 and $34,783 for the three and nine months ended September 30, 2020. These charges were primarily associated with the closure of the manufacturing facility in Kyle, Texas; the consolidation of several floors at the Company headquarters in Nashville, Tennessee; the closure and consolidation of a portion of SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed manufacturing facility and SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes charges for the three and nine months ended September 30, 2020. There were no similar charges for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease abandonment and impairment of long-lived assets and inventory:
Impairment of property, plant and equipment	$3,131	$—	$19,878	$—
Impairment of right of use asset	829	—	8,715	—
	$3,960	$—	$28,593	$—
Store closure and other related charges:
Impairment of inventory	$786	$—	$786	$—
Short-term lease termination fees	864	—	4,687	—
Other expenses	64	—	717	—
	$1,714	$—	$6,190	$—
The balance of the accruals for the restructuring programs recorded in accrued expenses in the condensed consolidated balance sheets as of September 30, 2020 was $605.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 6—Property, plant and equipment, net
Property, plant and equipment were comprised of the following:

	September 30, 2020	December 31, 2019
Lab and SmileShop equipment	$92,252	$79,103
Computer equipment and software	74,346	48,401
Leasehold improvements	24,447	13,275
Furniture and fixtures	13,491	13,152
Vehicles	6,154	2,660
Construction in progress	49,978	60,317
Property, plant and equipment, gross	260,668	216,908
Less: accumulated depreciation	(77,238)	(39,365)
Property, plant and equipment, net	$183,430	$177,543

The carrying values of assets under finance leases were $22,981 and $26,501 as of September 30, 2020 and December 31, 2019, respectively, net of accumulated depreciation of $12,947 and $4,670, respectively.

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
The following table presents lease-related assets and liabilities at September 30, 2020:

Leases Assets and Liabilities	Balance Sheet Classification	September 30, 2020
Assets:
Operating leases	Operating lease right-of-use asset	$30,564
Finance leases	Property, plant, and equipment, net	22,981
		$53,545
Liabilities:
Operating leases	Other current liabilities	$6,452
Finance leases	Current portion of long-term debt	10,631
Operating leases	Operating lease liabilities, net of current portion	32,038
Finance leases	Long-term debt, net of current portion	14,015
		$63,136
Weighted average remaining term:
Operating leases		5.9 years
Finance leases		1.9 years
Weighted average discount rate:
Operating leases		5.70%
Finance leases		7.50%
(1) Finance lease assets are recorded net of accumulated amortization of $12,947 as of September 30, 2020.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.
The following table presents certain information related to lease expense for finance and operating leases:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Expense Category	Statement of Operations Classification	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Finance lease expense:
Amortization of leased assets	Cost of revenues	$2,497	$7,491
Interest of lease liabilities	Interest expense	493	1,619
Operating leases(3)		2,296	7,333
Short-term lease expense(3)		3,255	12,898
Variable lease expense(3)		351	2,855
Total lease expense		$8,892	$32,196
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our condensed consolidated statements of operations, depending on the purpose of the related asset.

Other Information
The following table represents supplemental cash flow information:

Nine Months Ended September 30, 2020
Cash paid for amounts used in the measurement of lease liabilities:
Cash used in operating activities	$6,799
Cash used in investing activities	$—
Cash used in financing activities	$7,543
Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2020:

	Finance Leases	Operating Leases
2020 (remaining)	$3,038	$2,046
2021	11,209	8,298
2022	6,859	7,558
2023	—	6,904
2024	—	6,136
2025 and thereafter	—	15,404
Total minimum lease payments	21,106	46,346
Residual value	5,661	—
Amount representing interest	(2,121)	(7,856)
Present value of future minimum lease payments	24,646	38,490
Less: current portion	(10,631)	(6,452)
Long-term lease liabilities	$14,015	$32,038

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 8—Accrued liabilities
Accrued liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
Accrued marketing and selling costs	$21,202	$31,804
Accrued payroll and payroll related expenses	29,609	25,019
Accrued sales and other taxes	13,249	8,367
Other	29,248	28,149
Total accrued liabilities	$93,308	$93,339

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

The Company’s U.S. federal and state income tax returns for the tax years 2015 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, New Zealand, the U.K., Ireland, Germany, Austria, Spain, Hong Kong, and Singapore with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the U.S. income tax return of SDC, LLC, a subsidiary of SDC Financial, for 2017. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The income tax provision was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current:
Federal	$186	$—	$186	$—
State	160	63	318	165
Foreign	525	—	865	—
Current income tax provision	$871	$63	$1,369	$165
Deferred:
Federal	$—	$—	$—	$—
State	319	416	376	431
Foreign	—	—	—	—
Deferred income tax provision	$319	416	$376	$431
Total income tax provision	$1,190	$479	$1,745	$596

At September 30, 2020 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $31,785, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $16,913, which expire from 2029 through 2034. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $1,320. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.
As of September 30, 2020, the Company maintained a valuation allowance of approximately $218,681 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the nine month period ended September 30, 2020.

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
Note 10—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following:

	September 30, 2020	December 31, 2019
HPS Credit Facility, net of unamortized financing costs of $10,942	$377,267	$—
JPM Credit Facility, net of unamortized financing costs of $2,513	—	147,935
Align redemption promissory note	13,767	34,090
Capital lease obligations (Note 7)	24,646	26,501
Total debt	415,680	208,526
Less current portion	(24,398)	(35,376)
Total long-term debt	$391,282	$173,150
HPS Credit Facility
In May 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, net of original issue discount of $12,000, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100,000 with the consent of the lenders participating in such increase (the “HPS Credit Facility”).
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
The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility. During the nine months ended September 30, 2020, the Company amortized under the effective interest rate method $842 of deferred financing costs. The original issue discount is included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations.
Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.
Subject to certain exceptions, the HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash governed by a control agreement with HPS, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. As of September 30, 2020, the Company had $345,996 of its receivables collateralized as part of the HPS Credit Facility.

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
As of September 30, 2020, the Company had $404,569 outstanding and was in compliance with all covenants in the HPS Credit Facility.
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
The Company recorded $6,188 related to deferred financing costs of the JPM Credit Facility. During the nine months ended September 30, 2020, the Company amortized under the effective interest rate method $919 of deferred financing costs.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of September 30, 2020, the Company has $13,767 outstanding under this promissory note.
Future Maturities
Annual future maturities of long-term debt, excluding finance lease obligations, unamortized financing costs and unamortized HPS Warrant value, are as follows:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	HPS Credit Facility	Align Redemption Promissory Note	Total
2020 (remaining)	$—	$6,861	$6,861
2021	—	6,906	6,906
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	404,569	—	404,569
Total	$404,569	$13,767	$418,336
Note 11—Noncontrolling Interests
SDC Inc. is the sole managing member of SDC Financial and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of September 30, 2020, SDC Inc. had 113,105,780 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of September 30, 2020, SDC Inc. had a 29.3% economic ownership interest in SDC Financial.
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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the period ended September 30, 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Class A Common Stock Options
Options activity was as follows during the nine months ended September 30, 2020:

		Weighted	Weighted
	Number of	Average	Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	1,744,556	$23.00	9.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	65,217	23.00	—	—
Outstanding at September 30, 2020	1,679,339	$23.00	9.0	$—
Exercisable at September 30, 2020	298,908	$23.00	9.0	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of September 30, 2020, unrecognized compensation expense related to the Options was $11,398. This expense is expected to be recognized over a weighted average period of 2.0 years.
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
A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2019	4,794,394	1,089,796	5,884,190	$21.88
Granted	—	1,852,696	1,852,696	$8.61
Vested	(2,218,257)	(142,375)	(2,360,632)	$22.98
Forfeited	(143,556)	(347,118)	(490,674)	$14.26
RSUs outstanding, September 30, 2020	2,432,581	2,452,999	4,885,580	$17.10
As of September 30, 2020, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $47,933. This expense is expected to be recognized over a weighted average period of 1.7 years.
Incentive Bonus Units
SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year ended December 31, 2019. As of September 30, 2020, unrecognized compensation expense related to unvested IBUs was $424.
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
Summary of Equity-Based Compensation Expense
The Company recognized compensation expense of $10,972, $324,497, $38,189, and $332,759 for the three and nine months ended September 30, 2020 and 2019, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.
Note 14—Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information presented for the three and nine months ended September 30, 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(43,482)	$(387,564)	$(245,548)	$(440,479)
Less: Net income attributable to SDC Financial prior to the Reorganization Transactions	—	(51,330)	—	(104,245)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(30,892)	(247,938)	(176,909)	(247,938)
Net loss attributable to SDC Inc. - basic	(12,590)	(88,296)	(68,639)	(88,296)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(30,892)	(247,938)	(176,909)	(247,938)
Net loss attributable to SDC Inc. - diluted	$(43,482)	$(336,234)	$(245,548)	$(336,234)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	111,703,080	99,533,877	108,459,488	99,533,877
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	273,969,597	279,474,505	276,429,361	279,474,505
Weighted average shares of Class A common stock outstanding - diluted	385,672,677	379,008,382	384,888,849	379,008,382

Earnings per share of Class A common stock outstanding - basic	$(0.11)	$(0.89)	$(0.63)	$(0.89)
Earnings per share of Class A common stock outstanding - diluted	$(0.11)	$(0.89)	$(0.64)	$(0.89)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	1,679,339	1,760,860	1,679,339	1,760,860
Restricted Stock Units	4,885,580	6,062,955	4,885,580	6,062,955
Warrants	3,889,575	1,471,735	3,889,575	1,471,735
Underwriters option to purchase additional shares	—	8,780,550	—	8,780,550

In connection with the IPO, the Company issued to the representative of the underwriters in the IPO an option to purchase additional shares of Class A common stock. The option expired prior to exercise.
Note 15—Employee Benefit Plans
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the nine months ended September 30, 2020 and 2019, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $890, $711, $2,551 and $1,742 to the 401(k) plan for the three and nine months ended September 30, 2020 and 2019, respectively.
Note 16—Related Party Transactions
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $0, $2,646, $0 and $7,433 of freight incurred through an Affiliate during the three and nine months ended September 30, 2020 and 2019, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.
In addition, the Company paid one of the Affiliates $0, $355, $0 and $1,255 in management fees for the three and nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 12).
The Company purchased legal services from a law firm where a partner is an immediate family member of a director of the Company. Fees paid for services totaled $1,761, $311,000, $4,305 and $656,000 for the three and nine months ended September 30, 2020 and 2019, respectively.
The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the three and nine months ended September 30, 2020 and 2019, purchases from Align of equipment were $0, $0, $0 and $6,025, respectively, and purchases of aligners included in cost of revenues—related parties were $0, $0, $0 and $7,659, respectively.

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
In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which is fully briefed and remains pending.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending.
In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which is fully briefed and remains pending.
In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The Company denies any alleged wrongdoing and has moved to dismiss the action. Briefing on the motion to dismiss was completed on November 6, 2020. A hearing on the motion to dismiss is scheduled for February 17, 2021.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020 and expects oral argument in or around the first quarter of 2021. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and a motion to stay the consumer claims is pending before the Court. Litigation is in the pleading stage and discovery as to the purported provider class has commenced. A preliminary Case Management Order has been entered setting trial for some time in March 2022. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of its former members, Align Technology, Inc., had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of its operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of the Company’s pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54,000,

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,400. The parties have completed the discovery phase. The arbitration is set to commence on December 14, 2020.

Tax Receivable Agreement
As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three and nine months ended September 30, 2020 and 2019, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 18—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the three and nine months ended September 30, 2020 and 2019, a substantial majority of the Company’s revenues were generated by sales within the United States and substantially all of its net property, plant and equipment was within the United States.

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
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and creator of the first MedTech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, New Zealand, United Kingdom, Ireland, Germany, Austria, Hong Kong, Singapore and Spain.
Key Business Metrics
We review the following key business metrics to evaluate our business performance:
Unique aligner order shipments
For the three months ended September 30, 2020 and 2019, we shipped 93,301 and 106,070 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion. Compared to the prior year, we experienced a decline in aligner sales due to the effects of COVID-19 on our business, however we increased aligner shipments by 63% from 57,136 when compared to the three months ended June 30, 2020 as our business shifted to impression kit conversions versus scans in reaction to the current environment.
Average aligner gross sales price
We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended September 30, 2020 and 2019 was $1,794 and $1,788, respectively. Our ASP is less than our standard price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019, and updated elsewhere in this Form 10-Q.
COVID-19 pandemic
We continue to navigate the uncertain and unprecedented economic and operating conditions resulting from the COVID-19 pandemic and its protracted duration. In response to COVID-19 and the related containment measures, we made the following operational changes to ensure the health and safety of our employees and our members: transitioned our employees, where possible, to a remote working environment; closed a portion of our SmileShops based on our real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations; reconfigured our SmileShops to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”) requirements for our Smile Guides; reconfigured our production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at our manufacturing facilities. We also enacted a resilience policy that provides our team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.
Additionally, we took the following actions in an effort to fortify the financial position of the business: reduced our marketing spend as a percentage of revenue; reduced our headquarters and retail workforce; secured the HPS Credit Facility; and initiated a real estate repositioning program.
Beginning in the second quarter, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program that remains on-going. As a result of these changes, we incurred one-time charges of $5.7 million and $34.8 million during the three and nine months ended September 30, 2020, respectively, primarily associated with: the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, we made the strategic decision to align our rent costs with the current needs of the business, while also ensuring that we have sufficient capacity to support future growth. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of our restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We bolstered our business continuity plans to address the evolving and on-going operational challenges associated with COVID-19. Specifically, we have a crisis management team that meets regularly with the heads of all functional areas to monitor the regulatory environment and health and safety guidelines and to manage the corresponding changes and impacts to our business. Our technology platforms continue to support a majority work from home environment. Our demand forecasting process is integrated with our suppliers to allow us to maintain target inventory levels. This collaborative relationship also allows us to monitor the impact of COVID-19 on our suppliers, review their related action plans and confirm they meet our standards as well as public health guidelines.
We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary Touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits in the third quarter. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, controlled growth and international expansion, each as more specifically discussed below.
Efficient acquisition of new members
•Visits to our website: During the third quarter, we averaged approximately three to four million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.
•Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment, order a doctor prescribed impression kit or book an appointment at an affiliated dentist or orthodontist office, which we refer to as our “Partner Network”, to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve member conversion from website visit through SmileShop and Partner Network appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.
•Referrals: During the third quarter, we made positive progress on our member experience with referrals reaching 23% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.
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

Continued investment in controlled growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. Our key growth initiatives include enhancing our existing product platform; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; and expanding our presence in the teen demographic. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our existing SmileShop network and Partner Network, comprised of affiliated dentist and orthodontist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
International expansion
We will continue to make significant investments to expand our presence in international markets, particularly in Europe, Asia-Pacific and other geographies.
Pace of adoption for teledentistry
The rate of adoption of teledentistry will impact our ability to acquire new members and grow our revenue.
Components of Operating Results
Revenues
Our revenues are derived primarily from sales of aligners, impression kits, whitening gel, retainers, and other oral care products, as well as interest earned on SmilePay. Revenues are recorded based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and returns. Revenues include revenue recognized from orders shipped in the current period, as well as deferred revenue recognized from orders in prior periods. We offer our members the option of paying the entire cost of their clear aligner treatment upfront or enrolling in SmilePay, our convenient monthly payment plan requiring a down payment and a monthly payment for 24 months.
Financing revenue includes interest earned on SmilePay aligner orders shipped in prior periods. Our average APR is approximately 18%, which is included in the monthly payment.

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
We manufacture all of our aligners and retainers in our manufacturing facilities. We continue to invest in automating our manufacturing and treatment planning operations, launching our second generation manufacturing at the end of the third quarter, which we believe will contribute to increased efficiencies going forward. We have built extensive supply chain mechanisms that allow us to quickly and accurately create treatment plans and manufacture aligners.

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
We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, equity-based compensation, impairment of long-lived assets, abandonment and other related charges and certain other non-operating expenses such as one-time store closure costs associated with our real estate repositioning strategy, severance and other labor costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance and we believe it will provide the same to members/stockholders.
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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Statements of Operations Data:
Total revenues	$168,501	$180,185	$472,224	$553,714
Cost of revenues	49,760	41,435	158,313	125,015
Gross profit	118,741	138,750	313,911	428,699
Marketing and selling expenses	66,722	131,263	243,564	340,409
General and administrative expenses	74,110	389,828	233,828	486,319
Lease abandonment and impairment of long-lived assets	3,960	—	28,593	—
Other store closure and related costs	1,714	—	6,190	—
Loss from operations	(27,765)	(382,341)	(198,264)	(398,029)
Total interest expense	15,555	4,291	29,627	11,682
Loss on extinguishment of debt	—	32	13,781	29,672
Other (income) expense	(1,028)	421	2,131	500
Net loss before income tax (benefit) expense	(42,292)	(387,085)	(243,803)	(439,883)
Income tax expense	1,190	479	1,745	596
Net loss	(43,482)	(387,564)	(245,548)	(440,479)
Net loss attributable to non-controlling interest	(30,892)	(299,268)	(176,909)	(352,183)
Net loss attributable to SDC Inc.	$(12,590)	$(88,296)	$(68,639)	$(88,296)
Other Data:
Adjusted EBITDA	$3,021	$(45,184)	$(84,249)	$(42,885)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Net loss	$(43,482)	$(387,564)	$(245,548)	$(440,479)
Depreciation and amortization	14,042	6,514	39,399	16,237
Total interest expense	15,555	4,291	29,627	11,682
Income tax expense	1,190	479	1,745	596
Lease abandonment and impairment of long-lived assets	3,960	—	28,593	—
Other store closure and related costs	1,714	—	6,190	—
Loss on extinguishment of debt	—	32	13,781	29,672
Equity-based compensation	10,972	324,497	38,189	332,759
IPO related costs	—	6,146	—	6,146
Other non-operating general and administrative (gains) losses	(930)	421	3,775	502
Adjusted EBITDA	$3,021	$(45,184)	$(84,249)	$(42,885)

Comparison of the three and nine months ended September 30, 2020 and 2019

Revenues
Revenues decreased $11.7 million, or 6.5%, to $168.5 million in the three months ended September 30, 2020 from $180.2 million in the three months ended September 30, 2019. The decrease in revenues was primarily driven by the impacts of COVID-19 on our operations. Customers have migrated from scans in SmileShops to impression kits at home, with approximately 60% of our clear aligner sales originating from impression kits in the third quarter. This compares to approximately 90% origination from scans and 10% from impression kits in a pre-COVID-19 environment.

Revenues decreased $81.5 million, or 14.7%, to $472.2 million in the nine months ended September 30, 2020 from $553.7 million in the nine months ended September 30, 2019, primarily driven by the impacts of COVID-19 on our operations.
Cost of revenues
Cost of revenues increased $8.3 million, or 20.1%, to $49.8 million in the three months ended September 30, 2020 from $41.4 million in the three months ended September 30, 2019. Cost of revenues increased as a percentage of revenues from 23% in the three months ended September 30, 2019 to 30% in the three months ended September 30, 2020, as a result of COVID-19 related changes to the composition of our revenue mix. Specifically, we experienced an increase in retail sales of oral care products as a percentage of revenue, which represents a lower associated gross margin. Additionally, a higher percentage of our aligner sales were driven by impression kits compared to the prior period, which resulted in higher material and shipping costs.
Gross margin decreased to 70% in the three months ended September 30, 2020 from 77% in the three months ended September 30, 2019, primarily as a result of the factors described above.
Cost of revenues increased $33.3 million, or 26.6%, to $158.3 million in the nine months ended September 30, 2020 from $125.0 million in the nine months ended September 30, 2019.
Marketing and selling expenses
Marketing and selling expenses were $66.7 million or 40% of revenue in the three months ended September 30, 2020 compared to $131.3 million or 73% of revenue in the three months ended September 30, 2019. The decrease was primarily due to cost containment measures taken as a result of the effects of COVID-19 on our revenues, including more efficient marketing spend and realignment of our SmileShops to align with demand and operate at a higher utilization percentage driving margin improvement.
Marketing and selling expenses as a percentage of revenues decreased to 52% in the nine months ended September 30, 2020 from 61% in the nine months ended September 30, 2019.
General and administrative expenses
General and administrative expenses decreased $315.7 million, or 81%, to $74.1 million in the three months ended September 30, 2020 from $389.8 million in the three months ended September 30, 2019. The prior year period included equity-based compensation expense of approximately $324.5 million and other employee related bonuses of $6.1 million as a result of the IPO compared to equity-based compensation of $11.0 million in the current period. Adjusting for IPO related costs, including equity compensation, for the current and prior period, general and administrative expenses increased $3.9 million or 7% from $59.2 million in the prior year quarter to $63.1 million primarily due to the expansion of our team members and services to support our business growth prior to the COVID-19 outbreak as well as higher depreciation and amortization associated with investments in the business. As a percent of revenue, general and administrative expenses increased from 33% in the three months ended September 30, 2019 to 37% in the three months ended September 30, 2020, primarily as a result of the factors mentioned above.
General and administrative expenses decreased $252.5 million, or 52%, to $233.8 million in the nine months ended September 30, 2020 from $486.3 million in the nine months ended September 30, 2019.

Lease abandonment, impairment of long-lived assets and other related charges
Lease abandonment, impairment of long-lived assets and other related charges were $6.0 million and $35.1 million in the three and nine months ended September 30, 2020, respectively, compared to $0.0 million in both the three and nine months ended September 30, 2019. These charges are primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our Company headquarters in Nashville, Tennessee; the closure and consolidation of a portion of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at our closed SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.
Interest expense
Interest expense increased $11.3 million, or 263%, to $15.6 million in the three months ended September 30, 2020 from $4.3 million in the three months ended September 30, 2019, primarily as a result of both higher principal balances and interest rates in new facilities.
Interest expense increased $17.9 million, or 154%, to $29.6 million in the nine months ended September 30, 2020 from $11.7 million in the nine months ended September 30, 2019.
Other (income) expense
Other (income) expense increased $1.4 million to income of $1.0 million in the three months ended September 30, 2020 from expense of $0.4 million in the three months ended September 30, 2019, primarily as a result of the impact of unrealized foreign currency translation adjustments.
Other expense increased $1.6 million to $2.1 million in the nine months ended September 30, 2020 from $0.5 million in the nine months ended September 30, 2019.
Provision for income tax expense
Our provision for income tax expense was $1.2 million and $0.5 million for the three months ended September 30, 2020 and 2019.
Our provision for income tax expense was $1.7 million and $0.6 million for the nine months ended September 30, 2020 and 2019.
Liquidity and Capital Resources
As of September 30, 2020, SDC Inc. had an accumulated deficit of $183.2 million and had working capital of $432.9 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
Our short-term liquidity needs primarily include working capital, international expansion, innovation, research and development, and debt service requirements. We believe that our current liquidity, including net proceeds received in connection with the IPO and our HPS Credit Facility, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, sales and marketing activities, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions including the effects of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(68,656)	$(192,015)
Net cash used in investing activities	(68,768)	(66,355)
Net cash provided by financing activities	192,011	492,004
Increase in cash and cash equivalents	54,587	233,634
Cash and cash equivalents at beginning of period	318,458	313,929
Cash and cash equivalents at end of period	$373,045	$547,563

Comparison of the nine months ended September 30, 2020 and 2019

As of September 30, 2020, we had $373.0 million in cash, a decrease of $174.5 million compared to $547.6 million as of September 30, 2019.
Cash used in operating activities decreased to $68.7 million during the nine months ended September 30, 2020 compared to $192.0 million in the nine months ended September 30, 2019, primarily due to the increase in collections net of new sales in our accounts receivables which continues to perform well during the pandemic.
Cash used in investing activities increased to $68.8 million during the nine months ended September 30, 2020, compared to $66.4 million in the nine months ended September 30, 2019, primarily resulting from the purchases of manufacturing automation equipment and investments in technology and software equipment as well as international expansion to support our planned growth.
Cash provided by financing activities was $192.0 million during the nine months ended September 30, 2020, compared to $492.0 million in the nine months ended September 30, 2019. This decrease in cash provided by financing activities is primarily due to net proceeds received from the JPM Facility and IPO in the prior year period as compared to net proceeds received from the HPS Credit Facility in the current year period.
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
Our revenue is generated through sales of aligners, retainers, and other oral care products. Our aligner sales commitment contains multiple promises which may include (i) initial aligners, and (ii) Touch-up aligners. Our members are eligible for modified or refinement aligners, which we refer to as “Touch-up aligners,” at any point during their treatment plan or immediately following their original treatment plan (which is typically between five and ten months), in each case, upon the direction of, and pursuant to a prescription from, the treating dentist or orthodontist. Under ASC 606, we evaluate whether the initial aligners and Touch-up aligners represent separate or combined performance obligations. We have determined that these promises, within the aligner sales commitment, represent separate performance obligations.
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
Revenue is recognized for Touch-up aligners when the promised goods are transferred to the member. Touch-up aligners represent a promise to transfer goods to members, and not all members order Touch-up aligners. We make our best estimate of Touch-up aligner member usage rates, which we use to determine the amount of revenue to allocate to those performance obligations at inception of our aligner sales commitment. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Any material changes to usage rates could impact the timing of revenue recognition, which may have a material effect on our financial position and result of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash and restricted cash consists primarily of an interest-bearing accounts at large U.S. banks with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At September 30, 2020, we held no investments in marketable securities.
In May 2020, we entered into the HPS Credit Facility in an initial aggregate maximum principal amount of $400 million with the potential to borrow up to an additional $100 million. Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at our election, wholly or partially in cash. As of September 30, 2020, we had $404.6 million of outstanding borrowings under the HPS Credit Facility.
Foreign currency exchange risk
Historically we have operated primarily in the U.S. and substantially all of our revenue, cost, expense and capital purchasing activities for the nine months ended September 30, 2020 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Our international revenue is currently predominantly from Canada and is denominated primarily in Canadian dollars, with a limited portion from Australia, New Zealand, the U.K., Ireland, Hong Kong, Germany, Austria, Singapore, and Spain, which are denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.
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
Credit risk

We are exposed to credit risk through our SmilePay financing option. In the first half of 2020, approximately 69% of our members choose to finance their treatment through SmilePay. As of December 31, 2019, SmilePay amounted to approximately $345.7 million in net receivables and an associated delinquency rate of 9%. As of September 30, 2020, SmilePay amounted to approximately $302.0 million in net receivables and an associated delinquency rate of approximately 10% of revenue. We may experience an increase in payment defaults and uncollectible accounts due to, among other things, the uncertainty of the lasting effects of the COVID-19 pandemic on general economic conditions and consumer behavior, and may be required to revise our collection estimates, which would adversely affect our revenue and net loss.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See Note 17 to our interim unaudited condensed consolidated financial statements.
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
•Closed a portion of our SmileShops based on our real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations.
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
•Reduced a portion of our headquarters and retail workforce, which may result in an additional loss of key employees, that in turn may significantly delay or prevent the achievement of our business objectives, and further may negatively impact our ability to recruit and retain personnel in the future.
•Revised the timing of expansion into certain international markets due to delays in the regulatory approval process of certain foreign governments.
•Experienced increased order cancellations.
•Experienced increased payment deferral requests.

Additionally, due to the protracted nature of the COVID-19 pandemic, including the recent resurgence of COVID-19 infections, as well as the evolving regulatory environment, our business and financial results may be adversely effected by numerous evolving factors, many of which we cannot control or predict, including, without limitation, our ability to:

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
Not applicable.

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

SMILEDIRECTCLUB, INC.
(Registrant)

November 16, 2020	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

November 16, 2020	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)