Form 10-K
period 2020-12-31
SmileDirectClub, Inc.
filed 2021-03-12
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $7.90 per share as reported on the NASDAQ Stock Market LLC on June 30, 2020 (the last business day of the Registrant's most recently completed second quarter): $462,442,300.
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2021:

Class A Common Stock: 117,369,451
Class B Common Stock: 269,572,682

DOCUMENTS INCORPORATED BY REFERENCE
    The following documents are incorporated by reference herein:
    Portions of the definitive Proxy Statement of SmileDirectClub, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of SmileDirectClub, Inc. (“SmileDirectClub,” “Company,” “us,” “we,” or “our”) contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

•our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

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

•our ability to gauge the impact of COVID-19 and related potential disruptions to the operations of our suppliers, freight carriers and retail partners, including social and economic constraints, tariffs and trade barriers, facilities closures, labor instability, and capacity reduction; and

•other factors and assumptions described in this Annual Report on Form 10-K.

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
We are an oral care company and the creator of the first medtech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line.
Our clear aligner treatment addresses the large and underserved global orthodontics market. We believe we are the leading player in this early but massive opportunity and that our aligner treatment can help over 90% of people with malocclusion achieve a better smile.
Our vertically integrated model enables us to solve critical problems around cost, convenience, and access to care. We offer professional-level service and high-quality clear aligners generally at a cost of $1,950, up to 60% less than traditional orthodontic solutions. We achieve these cost savings while maintaining high quality by removing the overhead cost of multiple in-person doctor visits and managing the entire member experience, all the way from marketing to aligner manufacturing, fulfillment, treatment by a member’s doctor, and monitoring through completion of their treatment, which is enabled by our proprietary teledentistry platform, SmileCheck. These efficiencies enable us to pass the cost savings directly to our members and allow doctors to focus on what matters most: providing convenient access to excellent clinical care. To further democratize access to care, we offer our members the option of paying the entire cost of their treatment upfront or enrolling in our financing program, SmilePay, a convenient monthly payment plan. We also accept insurance and as of December 31, 2020, are in-network with UnitedHealthcare, Aetna, Anthem, and MetLife, among others.
Our member journey starts with three convenient options: a member visits a dentist office within our expanding Partner Network, books an appointment to take a free, in-person 3D oral image at any of our permanent SmileShops or popup locations across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Austria, and Spain, or requests an easy to use, doctor-prescribed impression kit online, which we mail directly to the member’s door. Using the image or impression, along with the other information collected from the member, we create a draft custom treatment plan that demonstrates how the member’s teeth will move during treatment. Next, via SmileCheck, a state-licensed doctor within our network reviews the information collected from the member, and determines if the member is appropriate for treatment and if so finalizes and approves the member's treatment plan. If the member is a good candidate for clear aligners, the member has the opportunity to review a 3D rendering of how his or her teeth will move over time and, if the member decides to purchase, the state licensed doctor issues the prescription for treatment and the manufacturing of the aligners. We then manufacture and ship the aligners directly to the member. The treating doctor monitors the member’s progress, requests additional information and/or clearances from the member, and communicates seamlessly with the member over the course of treatment through SmileCheck. Upon completion of treatment, a majority of our members purchase retainers every six months to prevent their teeth from relapsing to their original position. We also offer a growing suite of ancillary oral care products, such as whitening kits, toothbrushes, toothpaste, a water flosser, SmileSpa and a variety of other ancillary oral care products to maintain a perfect smile.
More About Our Member Journey
Through our member-centric platform, we have disrupted the traditional orthodontics industry, and in the process have helped over 1,200,000 members and growing. Our proprietary technology and platform offers consumers the ability to receive the same clinically safe and effective treatment but without the 3x markup.
Members start their journey by visiting our website, where they can learn about how our process works, read first-hand reviews from other members, and view before and after photos. Members then proceed with their journey through one of three convenient options:
•In person at a Partner Network location: A member visits a dentist office and books an appointment to take a free, in-person 3D oral image.

•In person at a SmileShop: A member can use our website to easily book an appointment to take a free, in-person 3D oral image at any of our popup locations or permanent SmileShops across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Austria, and Spain. At the 30-minute appointment, one of our team members (“SmileGuides”) uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the member’s smile.
•Remotely with an impression kit: A member can request an easy-to-use doctor prescribed impression kit online, which we mail directly to their door pursuant to the prescription of a licensed doctor. Our impression kits are simple to use and can typically be completed by a member within 30 minutes. The member then returns their completed impression in a prepaid shipping box so that the impression can be scanned and digitized by our affiliated dental lab.
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
At this point in the journey, we offer our members two payment options to purchase the prescribed aligners: pay the full cost of treatment upfront or enroll in a convenient monthly payment plan that provides a flexible payment option to make our clear aligner treatment even more accessible (“SmilePay”). With a $250 down payment and an average monthly payment of only $89, SmilePay provides a more affordable option for those who cannot make the $1,950 full payment upfront.
Following a member’s purchase, we manufacture and ship the full set of custom-made clear aligners directly to the member. The average treatment lasts approximately four to six months. Once a member begins treatment, the member is required to upload photos and other information to SmileCheck at least every 60 days for their treating doctor to review and order any touch-up aligners, as needed. In addition, we offer 24/7 access to care and members can connect with their treating doctor at any point in the process through SmileCheck or we can facilitate communications with their treating doctor via other means if desired by the member or the treating doctor.
As a testament to our confidence in the quality and efficacy of our product, we offer a Lifetime Smile Guarantee. Our Lifetime Smile Guarantee ensures a full refund if a member is not satisfied for any reason within the first 30 days and a pro-rated refund, or additional aligners at no cost for further adjustment, if the member is not satisfied at any point later in the process. Upon completion of treatment, a majority of our members purchase retainers every six months to prevent their teeth from relapsing to their original position. As long as our members are compliant with treatment protocols, we will guarantee their smile for life. We also offer a growing suite of ancillary oral care products, such as whitening kits, toothbrushes, toothpaste, and other ancillary oral care products to maintain a perfect smile.
Throughout our member journey, we are singularly focused on delivering an exceptional member experience. We manage every member touchpoint and communication, enabling us to continually refine and optimize the member experience.
Our Strengths
We believe our strengths will allow us to maintain and extend our position as the leading clear aligner provider. Below is a summary of our key strengths:
Mission-driven brand with positive member experience
Our mission is to democratize access to a smile each and every person loves, and we strive to create the best possible experience doing so. Our commitment to member experience has produced an average net promoter score of 45 since inception. More than 66% of our members surveyed are promoters of our SmileShop experience to friends and approximately 22% of our members today come through referrals. We believe we enjoy the largest reach and presence on social media relative to our competitors, with over 618,000 likes on Facebook and over 450,000 followers on Instagram as of December 31, 2020. Clear aligners are a highly considered purchase, and our scale and member satisfaction are important criteria that will enable us to maintain our position as the leading clear aligner provider.
Omni-channel presence with a large SmileShop and Partner Network footprint
With three options for members to start their journey, we empower members to choose how they would like to interact with us. If a member chooses to order a doctor prescribed impression kit, we will mail one directly to the member’s door. Alternatively, we have a network of 114 permanent SmileShops and approximately 60 popup locations monthly, as well as partnerships with over 1,000 dental practices in our Partner Network across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Austria, and Spain, which provides an in-person experience to members who prefer that channel.
Our SmileShops and popup locations give our members more convenient ways to access care. Furthermore, our SmileShops, popup locations, and Partner Network locations require little capital investment, with minimal upfront capital expenditure.
Exclusive licensed doctor network across all 50 U.S. states, Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Austria, and Spain
We have a network of approximately 250 orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Austria, and Spain, who are fully licensed across these jurisdictions to meet regulatory requirements, and we continue to successfully expand our doctor network to support our growth. In addition, we believe our domestic doctor network is sufficient to support our growth. The doctors in our network evaluate whether members are viable candidates for clear aligner therapy and if they move forward with treatment, they are responsible for evaluating our members’ progress throughout treatment, and are available to answer any questions should members need additional assistance.
SmilePay captive financing increases accessibility and reduces purchasing friction
SmilePay is a key element to democratizing access to care and removing price as a limiting factor for our members. As of December 31, 2020, approximately 63% of our members have elected to purchase our clear aligners using SmilePay, which does not require a credit check. With SmilePay, a $250 down payment is required up front, which covers the cost of manufacturing the aligners. The remaining cost is financed over 24 months at an average monthly cost of $89 per month. For the years ended December 31, 2020 and 2019, we offered SmilePay at an APR of approximately 18%, which had an associated delinquency rate of approximately 9% of revenue for the years ended December 31, 2020 and 2019. We believe SmilePay, as a captive offering, reduces purchasing friction by removing the complex third-party financing process, resulting in higher member conversion and a better overall member experience.
Vertical integration powered by SmileCheck allows us to optimize every step of the member journey
We are the first clear aligner company to build a scalable, integrated technology platform and doctor network for teledentistry. We manage the entire end-to-end process in a member’s journey, from the moment a member visits the website all the way through aligner manufacturing, fulfillment, and treatment monitoring by a member’s doctor through completion of his or her treatment. Our proprietary software platform, SmileCheck, supports rapid and efficient communication between our members and their treating doctors, and the clinical and customer care teams.
Managing the member journey from start to finish provides us with a comprehensive understanding of our members and enables us to provide personalized, data-driven insights. It also enables us to quickly test and pilot new solutions and rapidly implement changes to our platform in order to deliver the best outcome for our members and our business.
Our expertise in leveraging data and process engineering allows us to continually evolve how we interact with our members.
Our Growth Strategy
Our mission is to provide everyone with a smile they love. We accomplish this by democratizing access to more affordable and convenient orthodontic care. We believe there is significant opportunity to further grow our member base. We have helped over 1,200,000 members out of a worldwide opportunity of approximately 500 million members. We plan to grow by continuing to pursue the following key growth strategies:
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
Expand services internationally
We currently operate in ten countries outside the U.S. and believe we can expand to other regions in the future. With approximately 75% of the total market opportunity outside of the U.S., we see significant opportunity to grow internationally.
Expand presence within the Teen demographic
Teens are approximately 75% of case starts annually, but currently make up only approximately 10% of SmileDirectClub members. We recently launched SmileDirectClub Teen. Designed just for teens, this new offering includes a more affordable and accessible alternative to metal braces or other aligner options, giving teens and parents the convenience of our telehealth platform, with 24/7 access to dental professionals, while still priced 60% less than traditional orthodontic products.
Expand reach through our Partner Network
In response to market demand and requests by dentists and orthodontists, we began testing our new collaborative model with the dentists and orthodontists in our existing network of affiliated dentists. The collaborative model enables patients who wish to start their member journey in a regular dentist office to do just that.  Their regular dentist’s office will collect the same patient information that our SmileShops and popup locations collect for subsequent review and assessment by one of the dentists or orthodontists in our affiliated network.  We have also extended this collaborative model to dentists and orthodontists outside of our affiliated network, and we expect to continue offering the collaborative model to dentists in the U.S.
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

In 2020, we introduced a suite of affordable premium oral care products becoming the only clear aligner brand that offers consumers an end-to-end solution to keep teeth brighter, straighter and healthier with offerings in teeth whitening, electric brushes, and power flossing. Since launching the line, we have seen strong growth in the oral care segment, specifically the whitening category. The portfolio launched in Mass, Drug, and ecom retail channels through partnerships with top retailers Walmart, CVS, and Amazon and is expanding to additional retailers in 2021. Additionally, we extended our teledentistry platform to dental and orthodontic offices through a collaborative model, designed specifically for dentists who currently do not offer an orthodontic product to patients, and an office-directed model, designed for orthodontists and dentists as a traditional in-office clear aligner product.
Leverage data science and technology
With over 1,200,000 members helped to date, we have one of the largest repositories of data in the oral care sector. Using this data and artificial intelligence, along with other technologies, we believe we can enhance our existing offerings, improve our manufacturing, and produce new products. We will leverage this same information and technology to enhance our products and to develop and introduce new products.
Expand Business Partnerships
We are party to standard in-network insurance coverage agreements with UnitedHealthcare, Aetna, Anthem, and MetLife, among others, to include coverage for our aligners on an in-network basis, which means our members who participate in these plans can obtain treatment at a lower out-of-pocket cost, after insurance coverage and negotiated discounts, and do not need to retroactively submit for reimbursement. These agreements have decreased the upfront cost to our members and further streamline the complete revenue cycle management process, from eligibility check to payment posting. We are currently negotiating with other large insurance companies for similar arrangements. In addition, we are currently negotiating other business partnerships, such as corporate SmileDays and corporate discount programs, among others.
Selectively pursue M&A opportunities
We may leverage our know-how and our platform’s expanding scale to selectively pursue acquisitions and are in discussions with several parties regarding these acquisitions. Our acquisition strategy is centered on acquiring technologies, products, and capabilities that are highly scalable and that are complementary to our business model.
Sales and Marketing
Our management team has substantial experience successfully marketing direct-to-consumer brands. We market our aligners and other products through an omni-channel approach supported by media mix modeling (MMM). Our marketing approach focuses on both offline activities, mainly television, and online digital marketing as well as campaigns directly targeted at the teen market.
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
Treatment plan design
Members have the option of booking an appointment to take a free, in-person 3D oral image at any of our Partner Network locations, SmileShops or popup locations, where one of our SmileGuides uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the member’s smile, or requesting one of our easy-to-use impression kits online and returning their completed impression to our manufacturing facility, or visit a dentist participating in our collaborative model network to obtain a free, 3D oral scan or have physical impressions taken. Our trained technicians then use the image or impression to create a draft custom treatment plan that contains the clinical protocols for how the member’s teeth will move during treatment. The rules that govern the clinical protocols are contained within our proprietary software that is specifically designed for our aligners. Lastly, prior to a locally licensed doctor in our network reviewing the case, all treatment plans go through a quality review with our doctors in Costa Rica.
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
Aligner manufacturing
Our aligners are manufactured at our facilities in Antioch, Tennessee, where we employ approximately 900 team members. Every order is custom made, and we believe the complexity inherent in producing our highly customized aligners in large volumes is a barrier to potential competitors. We continue to make significant advances in manufacturing automation to improve quality and reduce cost, and we expect to automate additional manufacturing functions in the future.
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
Doctor Network
We have a proprietary network of approximately 250 state licensed orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Spain, and Austria. We recruit doctors with the appropriate licenses across jurisdictions to meet regulatory requirements and continue to expand our network to support our growth. In addition to being in good standing in the jurisdictions where each doctor is licensed to practice dentistry, doctors in our network must have at least 4 years’ experience in treating patients with clear aligner therapy in a traditional bricks and mortar setting. Doctors in our network review member records, evaluate candidacy for treatment, review, refine and approve treatment plans, prescribe clear aligners, communicate with members, review case progress, order any necessary treatment plan modifications, and are available to answer any questions should members need additional assistance. As we continue to expand internationally, we will expand our doctor network with appropriately licensed professionals.
Comprehensive Member Care
We provide comprehensive 24/7 customer care to our members through a variety of communication channels, including our website, video, phone, chat, email and social media as well as self-guided resources such as knowledge-based and how-to videos and articles on our website. We have a dedicated team of approximately 600 customer care team members in Nashville and Costa Rica, including general customer care team members, an advanced customer care team to address more complex questions, and a clinical customer care team of certified dental professionals available to answer clinical questions. In addition, each member’s treating doctor is available to answer clinical questions as needed or when requested by the member or the treating doctor.

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
From a member’s standpoint, SmileCheck powers a user-friendly online portal that allows for easy remote access to treatment plan information, SmilePay account details and communications on a convenient, integrated platform that can be accessed whenever and wherever members choose. SmileCheck facilitates real-time, remote sharing of treatment data between our members and their treating doctors, thus avoiding inconvenient, in-person doctor visits. In lieu of in-person visits, members are required to upload dental photos to SmileCheck at least every 60 days, in addition to other information, so that their treating doctor may review their progress.
Our doctor network also uses SmileCheck for case assignment and management. Our software automatically connects each member’s case to a doctor licensed in that member’s state. Once a case is accepted by the appropriate doctor, that doctor is able to study the members’ records, request additional information and/or clearances, review, refine, and approve treatment plans, prescribe clear aligners, communicate with members, assess case progress and order any necessary treatment plan modifications, all via SmileCheck.
Research and Development
We have a research and development team with medical device development, dental/orthodontic, data science and other innovation focused backgrounds. Our research and development efforts are primarily focused on new product development for orthodontic and ancillary oral care products as well as data science and manufacturing automation.
Intellectual Property
We have 18 issued U.S. patents, six allowed U.S. patent applications, and numerous pending U.S. and global patent applications. These patents and applications cover critical aspects of our process, including impression kit design, the SmileShop process, dental impression model merging, manufacturing automation and process, and our SmileCheck software, and they also cover our innovative oral care product offerings. Our issued U.S. patents expire from 2037 to 2039.
We own 34 issued U.S. trademark registrations, and have over 30 pending U.S. trademark applications. We also own over 250 issued foreign trademark registrations in countries such as Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, South Korea, Mexico, New Zealand, Hong Kong, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom, and have over 80 additional foreign trademark applications currently pending in various countries worldwide. Collectively, our global trademark filings cover our SMILE DIRECT CLUB® house marks for use in connection with a wide variety of goods and services related to our business, as well secondary marks (e.g., BRIGHT ON®, SMILECHECK® and SMILESHOP®) and slogans.
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

Seasonality
Our business does not experience material seasonality fluctuations in the results of our operations and cash flow needs throughout the year. However, we do increase our marketing spend at certain periods of the year, such as the first quarter of the calendar year, when members typically have a higher focus on aesthetics, and we experience corresponding increases in website traffic and SmileShop bookings as a result of these increased marketing efforts.
Competition
We compete with a handful of smaller companies that collectively have limited market share in the clear aligner industry, including Candid Co., Byte (Dentsply), and SnapCorrect. With the introduction of our collaborative and wholesale partner network, we also face competition from more well-established competitors in the traditional orthodontic industry, which requires in-person visits, such as Align Technology, Inc. We believe that the principal competitive factors and what makes us stand out in the market for orthodontic appliances include:
•Credibility: Each individual treatment plan is prescribed, directed, and managed by a state-licensed doctor who we require to have a minimum of four years experience in clear aligner therapy in a traditional setting.
•Certainty: Delivering a new smile in as little as four months protected by our Lifetime Smile Guarantee.
•Comfort Sense: Our aligners are made using Comfort Sense TM technology, which utilizes soft, medium, and firm plastics to safely and gradually shift your teeth.
•Convenience: Offering a 22-hour daily wear aligner or our Nighttime Clear Aligner treatment plan to fit our members’ lifestyle with three ways to get started - from home, at a SmileShop or popup location, or with a partner network dentist.
•Cost: Offering the smile of your dreams without the 3x markup with an easy one-time payment or convenient monthly payments.

We believe that these differentiating factors allows us to compete favorably with respect to each of these factors.
Regulatory Matters
Our aligners, retainers, whitening products, and impression kits are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:
•design, development and manufacturing;
•testing, labeling, content and language of instructions for use and storage;
•product storage and safety;
•marketing, sales and distribution;
•pre-market clearance and approval;
•record keeping procedures;
•advertising and promotion;
•recalls and field safety corrective actions;
•post-market surveillance;
•post-market approval studies; and
•product import and export.
FDA regulation
In the U.S., numerous laws and regulations govern the processes by which medical devices are developed, manufactured, brought to market and marketed. These include the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations issued by the U.S. Food and Drug Administration (the “FDA”), among others. Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification (“510(k) clearance”), granting of a de novo request, or approval of an application for premarket approval (“PMA’’). In general, under the FD&C Act, medical devices are classified in one of three classes on the basis of the controls necessary to reasonably assure their safety and effectiveness. A medical device’s classification determines the level of FDA review and approval to which the device is subject before it can be marketed to consumers:
•Class I devices, the lowest-risk FDA device classification, include devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to FDA’s medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting, and, for some products, adherence to good manufacturing practices through FDA’s Quality System Regulations.
•Class II devices, moderate-risk devices, also require compliance with general controls and in some cases, special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. These special controls may include performance standards, particular labeling requirements, or post-market surveillance obligations. While most Class I devices are exempt from the 510(k) premarket notification requirement, typically a Class II device also requires pre-market review and 510(k) clearance as well as adherence to the Quality System Regulations/good manufacturing practices for devices.
•Class III devices, high-risk devices that are often implantable or life-sustaining, also require compliance with the medical device general controls and Quality System Regulations, and generally must be approved by FDA before entering the market through a PMA application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.
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
We market our clear aligner products in the U.S. pursuant to 510(k) clearance as they are a Class II medical device. The manufacture, marketing and distribution of our aligners and other medical device products are subject to continuing regulation and enforcement by FDA and other government authorities, which includes routine FDA inspections of our facilities to determine compliance with facility registration requirements, product listing requirements, medical device reporting regulations, and Quality System Regulations, among others. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. We have passed our International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification process and have added the U.S. to our ISO/MDSAP certification. We were successful in passing our audit to renew our MDSAP certification in February of 2021.
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
Post-market regulation
After a device is cleared or approved for marketing, numerous and extensive regulatory requirements may continue to apply. These include but are not limited to:
•annual and updated establishment registration and device listing with FDA;
•Quality System Regulation requirements, which require manufacturers to follow stringent quality assurance procedures during all aspects of the design and manufacturing process;
•restrictions on sale, distribution, or use of a device;
•labeling, advertising, promotion, and marketing regulations, which require that promotion is truthful, not misleading, and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•clearance or approval of product modifications to legally marketed devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use;
•medical device reporting regulations, which require that a manufacturer report to FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•correction, removal, and recall reporting regulations, and FDA’s recall authority;
•complying with the federal law and regulations requiring Unique Device Identifiers on devices; and
•post-market surveillance activities and regulations, which apply when deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
FDA has broad regulatory compliance and enforcement powers. If FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
•recalls, withdrawals, or administrative detention, or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export or import approvals for our products; or
•criminal prosecution.
International regulation
The Canadian Food and Drugs Act, and the Medical Device Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale, and advertisement of medical devices. Our aligners are regulated as a Class II medical device under the Canadian Medical Device Regulations, which require, among other things, that Class II medical device manufacturers selling medical devices hold a medical device establishment license and file various reports. We received our Canadian ISO/MDSAP certification in March 2019. In light of our ISO/MDSAP certification, we believe that we are in substantial compliance with applicable Canadian regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other currently applicable regulatory requirements. Under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets FDA’s and Health Canada’s requirements. We passed our audit to renew our MDSAP certification in February 2021.
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
On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The implementation date for the Medical Devices Regulation was delayed a year and now becomes effective May 2021. It is possible under the new Medical Devices Regulation that our aligners could be deemed mass-produced rather than custom-made devices in which event we would need to apply for a CE mark for our aligners. Once applicable, the new regulations will, among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.; and
•strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
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
State professional regulation
Our ability to conduct business in each state is dependent in part upon that particular state’s treatment of remote healthcare delivery under such state’s laws, rules and policies governing the practice of dentistry, which are subject to changing political, regulatory and other influences. Orthodontists and dentists who provide professional services to a patient via teledentistry must, in most instances, hold a valid license to practice or to provide treatment in the state in which the patient is located. In addition, certain states require an orthodontist or dentist providing teledentistry services to be physically located in the same state as the patient. Failure to comply with these laws and regulations can give rise to civil or criminal penalties.
We have been successful in working with several state dental boards in creating teledentistry rules and regulations which support our model. In addition, more than 20 state dental boards have affirmatively rejected complaints filed by certain trade associations that we are engaged in the corporate practice of dentistry or are otherwise violating state regulations regarding the practice of dentistry. However, two state dental boards have established new rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require ‘‘direct supervision” (meaning a dentist must be physically present somewhere in the building) for the taking of a digital image. In both Georgia and Alabama, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, interfering with our business model. The Georgia Board of Dentistry has voluntarily agreed not to take any action against us pending a final resolution of the matter. In Alabama, we have obtained a Temporary Restraining Order precluding the Board of Dental Examiners from taking any action against us until a final disposition of the matter has occurred. Both the Alabama and Georgia courts upheld our ability to move forward against individual dental board members, in their official capacity. Both the Alabama and Georgia Dental Boards appealed the lower court’s decision and in both cases the Federal Trade Commission and Department of Justice have filed joint amicus briefs on our behalf. Oral argument on the appeals have concluded. In Georgia, the Appellate Court initially ruled in our favor and the case was to be remanded back to the District Court. However, the Appellate Court determined to rehear the matter en banc to decide whether the Georgia Dental Board had the right to appeal the matter at this stage of the litigation. Oral arguments before the Appellate Court en banc occurred in February 2021 and no ruling has been issued. No ruling has been issued by the Appellate Court in the Alabama litigation. In October 2019, we also filed a lawsuit against the California Dental Board, its members and one of its investigators for engaging in anticompetitive and harassing conduct. The California Dental Board filed a motion to dismiss and the District Court granted that Motion. We appealed the lower court’s decision and the Federal Trade Commission and the Department of Justice, as well as the Pacific Legal Foundation, all filed amicus briefs on our behalf. Oral arguments are set to take place before the California Court of Appeals in the summer of 2021. In New Jersey, the Dental Association has filed a lawsuit against us alleging that we are engaging in the illegal corporate practice of dentistry, without the support or inclusion of the New Jersey Dental Board as a party. In January 2020, the New Jersey court ruled in our favor, granting our motion for summary judgement. The New Jersey Dental Board appealed that ruling and oral argument before the Court of Appeals in New Jersey is set for April 2021. In addition, a national orthodontic association has met with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. In October 2019, California passed a law requiring doctors using telehealth to prescribe clear aligner therapy to review a patient’s most recent x-ray or other bone imaging suitable for orthodontia. This law went into effect on January 1, 2020 but has not had any material impact on our operations. To date, none of these efforts have resulted in rules and regulations being passed that interfere with our business model in a material way, and we have engaged lobbyists to assist in educating policy makers about our positions. Recently, legislation has been introduced in a handful of states both mirroring the recent law in California and also specifically supporting and promoting telehealth and telehealth, including but not limited to requiring insurance companies to pay for such services. We continually monitor these proposed laws and other legal and regulatory developments to understand their potential impact on our operations.
DSO regulation

We are engaged by a network of professional corporations (“PCs”)and their affiliated doctors to provide a suite of non-clinical administrative support services, including access to and use of SmileCheck, as a dental support organization, or DSO. As a result, we are required to register in those states that require registrations of DSOs, which currently include Nevada, Kansas, and Texas.
The doctors affiliated with our our network of PCs are licensed to practice dentistry in their respective states and are engaged as employees or independent contractors of these PCs. These PCs are owned by independent doctors and are registered to engage in business in their respective states. It is through these PCs that the clinical services for clear aligner therapy are rendered to our members. We enter into a suite of agreements with each of the PCs to provide its DSO services. In addition, we are also a supplier of the clear aligner products to these PCs and enter into a Supply Agreement with each of the PCs accordingly. The District Court in New Jersey ruled that this structure and suite of agreements comply with the laws of the state of New Jersey precluding the corporate practice of dentistry.
Consumer credit compliance
Our SmilePay program subjects us to complex consumer financial protection laws and regulations, among others. We must comply with all applicable U.S. federal and state regulatory regimes, including but not limited to those governing consumer retail installment credit transactions. Certain U.S. federal and state laws generally regulate the rate or amount of finance charges and fees and require certain disclosures for consumer finance transactions. In particular, we may be subject to laws such as:

•state laws and regulations that impose requirements related to credit disclosures and terms, credit discrimination, credit reporting, debt servicing, and collection;
•the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to customers regarding the terms and conditions of their transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, Section 1031 of the Dodd-Frank Consumer Financial Protection Act, which prohibits unfair, deceptive, or abusive acts or practices in connection with any consumer financial product or service, and similar state laws that prohibit unfair or deceptive acts or practices;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder and state non-discrimination laws, which generally prohibit creditors from discriminating against credit applicants on the basis of, among other things, race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act and similar state, and local debt collection laws, which provide guidelines and limitations on the conduct of debt collectors and creditors in connection with the collection of consumer debts;
•Title V of the Gramm-Leach-Bliley Act and similar state privacy laws, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and require financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the Bankruptcy Code and similar state insolvency laws, which limit the extent to which creditors may seek to enforce debts against parties who have filed for protection or relief from claims of creditors;
•the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ deposit accounts;

•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically; and
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence, and record-keeping policies and procedures.
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
Health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements. We are regulated as a covered entity under HIPAA.
Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification of affected patients and Secretary of Health and Human Services (“HHS”), and in certain cases of media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.
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
Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. E.U.’s General Data Protection Regulation (“GDPR”) requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a group’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from members for the use of data for various purposes, including marketing, which may reduce our ability to market our products.
We are subject to Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws in Canada. PIPEDA is the federal privacy law for private-sector organizations. It sets out the ground rules for how businesses must handle personal information in the course of commercial activity. Under PIPEDA, we must obtain an individual’s consent when we collect, use or disclose that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties or possible damage awards for the tort of public humiliation.
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
Human Capital Management

Our Team Members
We have approximately 4,000 team members, including approximately 700 at our headquarters in Nashville, Tennessee, approximately 900 at our manufacturing facilities in Antioch, Tennessee, approximately 1,800 at our facilities in San Jose and Cartago, Costa Rica, 300 on our International team and approximately 300 at SmileShops and popup locations. We service customers across the U.S., Puerto Rico, Canada, Australia, the U.K., New Zealand, Ireland, Hong Kong, Germany, Singapore, Spain, and Austria. Our team members at our Nashville headquarters include our executive team, as well as team members responsible for our customer care, marketing, finance, legal, people and organization, information technology, data science, and analytics. Our team members in Antioch, Tennessee are primarily responsible for developing, overseeing and carrying out manufacturing operations, and our team members in Costa Rica are primarily treatment plan setup technicians, licensed orthodontic consultants, and additional customer care team members. We believe that our relations with our team members are good. We are not a party to any collective bargaining agreements.
Company Culture
We are committed to recognizing, valuing, and engaging our top-tier talent, who are at the core of our success. We survey our team members at least twice a year to measure team engagement and the drivers behind the level of engagement and use survey results to drive team-level actions for continuous improvement, learning and development. We believe the next great idea can come from anywhere within our company, and numerous impactful initiatives have come from team member feedback, including flexible work hours, unlimited time off for exempt team members, lower deductible healthcare plans, work/life balance promotion, and wellness initiatives for physical and mental health, such as instructor-led mindfulness courses, access to virtual workouts, and resources such as access to counseling and mindfulness apps.
Our culture is built around collaboration and innovation. We created a team member focus group, our Culture Council, that allows team members to work together and propose initiatives that impact the organization, while promoting our culture and sense of inclusion and belonging. The Culture Council has initiated various events, such as virtual networking events, that connect team members of all different levels within the organization while we continue to work from home.
We are dedicated to investing in our team members and facilitating engagement and recognition initiatives across the company. We promote direct access to leadership and connect our team members to our company vision through company and team town halls and recognition-based “Fireside Chats” with our leadership. We have enhanced our internal online presence with the launch of a new intranet site that acts as our virtual office where team members can connect to the latest company communications. We also celebrate the hard work and dedication of our team members through our global recognition platform, Chompions, team happy hours or coffee chats, holiday-based events, and work anniversary celebrations, among other ways.
Talent Development and Training
We are committed to pursuing competitive advantage through filling our most important roles with the best talent. Succession planning and talent reviews were launched in 2020 globally. Our executives and their supporting leadership teams participated in training and development programs as part of this rollout, demonstrating top-down support. Succession planning discussions and efforts were completed for each team with unique action plans identified for retention and development of our critical talent and those in mission critical roles.

Inclusion, Diversity and Belonging
We are committed to the life-changing potential of inclusion and the power of diversity. We strive to listen, learn, and adapt to champion our team members. We have been seeking to achieve transformational change through a variety of initiatives, including the formation of our Inclusion, Diversity, and Belonging Council. This team is represented by highly engaged team members from across the organization. Our strategic areas of focus include learning and development, recruitment, workforce representation and retention, and a culture of belonging.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2021.

Name	Age	Position
David Katzman	61	Chief Executive Officer and Chairman
Steven Katzman	57	Chief Operating Officer and Director
Kyle Wailes	37	Chief Financial Officer
Susan Greenspon Rammelt	56	Chief Legal Officer, EVP Business Affairs, Secretary, and Director
Kay Oswald	43	President of International

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
Susan Greenspon Rammelt has served as our Chief Legal Officer and EVP of Business Affairs since January 1, 2020, and prior to that as General Counsel beginning April 2018, and has also served as our Corporate Secretary since March 2019 and as a member of our board since August 2019. Ms. Greenspon Rammelt has also served as General Counsel of Camelot since April 2018. Prior to joining SmileDirectClub, Ms. Greenspon Rammelt was a corporate law partner at Foley & Lardner LLP since 2017, where she represented domestic and international enterprises. Prior to that, Ms. Greenspon Rammelt was a partner at Dentons US LLP. Ms. Greenspon Rammelt has 30 years of experience as a corporate attorney, focusing on mergers and acquisitions, financings, restructurings, corporate governance, and general corporate counseling, particularly in the retail and beauty industries.
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

Item 1A. Risk Factors
Risk Factor Summary
Below is a summary of the principal factors that make an investment in the Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered.

Risks Related to Our Business and Industry:
•The COVID-19 pandemic have had, and are expected to have, a material adverse impact on our business.
•If we fail to manage our growth effectively, our business could be materially adversely affected.
•Demand for our clear aligners may not increase as anticipated, and our business depends on sales of our clear aligners for the vast majority of our net revenue.
•Changes in the laws governing remote healthcare could hurt our ability to conduct our business.
•If our marketing and advertising campaigns are not successful, we may not be able to recover our marketing spend.
•Our performance and ability to market and sell our products depends on the success of our retail partner relationships.
•Sales of a significant portion of our aligners may depend on member’s ability to obtain reimbursement.
•Our future success may depend on our ability to enhance our existing products and services or to develop, obtain regulatory clearance for and achieve market acceptance of new products and services.
•Because our current Chairman and CEO has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations.
•We rely on third‑party suppliers for some of our manufacturing components, which subjects us to significant risks, including the potential inability to obtain or produce products on time or in sufficient quantities.

•We are dependent on some international suppliers and are expanding internationally, which exposes us to foreign operational and political risks and the need to obtain necessary foreign regulatory clearance.
•Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations.
•If we are unable to accurately predict our volume growth, and fail to hire a sufficient number of technicians in advance of such demand, the delivery time of our products could be delayed.
•If we choose to acquire or invest in new businesses or products instead of developing them ourselves, these acquisitions could result in the use of significant amounts of equity, cash, or a combination of both.
•We offer a financing option, which subjects us to additional regulations and compliance costs.
•An increase in interest rates on our debt would increase the servicing of our debt and reduce profitability.
•Our outstanding debt instruments contain restrictions and covenants that may limit our operating flexibility and which, if violated, could result in the acceleration of the amounts due.
•We may not generate sufficient cash flow necessary for all our obligations.

Risks Related to Legal and Regulatory Matters:
•Our business could be adversely affected by ongoing professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.
•We are the subject of purported class action lawsuits and additional litigation may be brought against us.
•Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
•Complying with regulations enforced by FDA and other regulatory authorities is expensive and time‑consuming, and failure to comply could result in substantial penalties
•We may not receive the necessary authorizations to market our new products.
•Certain modifications to our products may require new 510(k) clearance or other marketing authorizations.
•Our products must be manufactured in accordance with federal, state, and international regulations, and we could be forced to recall our products or terminate production if we fail to comply with these regulations.
•Our products may cause adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions.
•Extensive and changing government regulation of the internet and the healthcare industry may be expensive to comply with and exposes us to the risk of substantial government penalties.
•We are subject to data privacy laws governing our handling of PII, including personal health information, which may impose restrictions on us and our operations.
•Our systems and networks may be subject to cybersecurity breaches and other disruptions.
•We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our failure to comply could harm our business.
•Issues related to the quality and safety of our products, raw materials, or packaging could cause a product recall or discontinuation or litigation.

Risks Related to our Common Stock:
•We are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards.
•We are an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports and the market price of our Class A common stock may decline.
•The trading price of shares of our Class A common stock has declined significantly since our initial public offering on September 16, 2019 (“IPO”).
•We have no current plans to pay cash dividends on our Class A common stock.
•The dual‑class structure of our common stock may adversely affect the trading market for our Class A Shares.
•If we or the Pre‑IPO investors sell substantial amounts of shares of our Class A common stock, the market price of our Class A common stock could decline.

Risks Related to Organization and Structure:
•David Katzman controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and his interests may conflict with ours.
•We are a holding company. Our sole material asset is our equity interest in SDC Financial LLC (“SDC Financial”), and as such, we depend on our subsidiaries for cash to fund all of our expenses.
•SDC Financial may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses. To the extent we do not distribute such excess cash as dividends on our Class A common stock, the holders of membership interests of SDC Financial (“LLC Units”) (collectively, the “Continuing LLC Members”) would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon an exchange or redemption of their LLC Units.

We will be required to pay the Continuing LLC Members for certain tax benefits we may claim as a result of the tax basis step‑up we received in connection with our IPO, as well as subsequent exchanges of LLC Units for shares of Class A common stock or cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

Risks Related to Our Notes:
•We have indebtedness in the form of convertible senior notes, which could adversely affect our business, financial condition and our ability to respond to changes in our business.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our Class A common stock could decline. Our business, prospects, financial condition, or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
The COVID‑19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business, results of operations and cash flows.
The emergence of the COVID‑19 pandemic and the resulting containment measures have had, and we expect will continue to have, a material adverse impact on our business, results of operations and cash flows, the extent and duration of which depend on numerous evolving factors and future developments that we are unable to predict, including the duration, spread and severity of the outbreak and any variant strains; the nature, extent and effectiveness of containment measures; the immediate and long‑term impact on the economy, unemployment, consumer confidence and consumer spending; and how quickly and to what extent normal economic and operating conditions can resume.
The COVID‑19 pandemic and containment measures have contributed to certain negative impacts on our business, including, without limitation, the following:
•Decreased sales of our clear aligners, retainers and other products that we expect will continue.
•Closed a portion of our SmileShops based on our real estate repositioning program, local public health guidelines and evolving customer behaviors and expectations.
•Decreased sales of our oral care product line as our retail partners experience disruption due to mandated or encouraged shelter‑in‑place and social distancing policies.
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
Additionally, due to the protracted nature of the COVID‑19 pandemic, including the recent resurgence of COVID‑19 infections, as well as the evolving regulatory environment, our business and financial results may be adversely effected by numerous evolving factors, many of which we cannot control or predict, including, without limitation, our ability to:
•Manage a new work environment, including our internal controls and financial reporting, as a substantial portion of our headquarters team members are currently working remotely.
•Re‑open and operate SmileShops and popup locations in compliance with both voluntary and mandated health and safety protocols; and correspondingly, our customers’ willingness to visit and have confidence in the process of our SmileShop experience.
•Process and manufacture impression kits at a volume higher than historical levels.
•Gauge the impact of COVID‑19 and related potential disruptions to the operations of our suppliers, freight carriers and retail partners, including social and economic constraints, tariffs and trade barriers, facilities closures, labor instability, and capacity reduction.
•Anticipate the potential for increased defaults on our SmilePay financing plan, including the potential for an increase in our delinquency rates and number of uncollectible accounts, as the economic impacts of COVID‑19 intensify.
•Estimate or forecast the financial impact of the COVID‑19 pandemic on our actual or future results.
The above impacts of the COVID‑19 pandemic and containment measures are likely to continue, and in some instances, may worsen. The duration and severity of the pandemic may also heighten other risks described in the “Risk Factors” section herein. The full extent to which the COVID‑19 pandemic will negatively affect our business, results of operations and cash flows is not yet known, cannot be predicted and may continue even once the pandemic is controlled and containment measures are lifted.

We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially adversely affected.
We were organized and began selling clear aligners manufactured by third parties in 2014, and we began selling clear aligners manufactured by us in 2016. We began selling a suite of ancillary oral care products in January 2020. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing demand for our products. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing policy, business structure, or operations.
In addition, we have grown rapidly since inception and anticipate further growth. Our total revenues increased from $20.6 million for the year ended December 31, 2016 to $656.8 million for the year ended December 31, 2020. The number of our employees increased from approximately 225 at December 31, 2016 to approximately 4,000 at December 31, 2020.
This growth has placed significant demands on our management, financial, operational, technological, and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial, and other internal controls, both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. We may not be able to address these challenges in a cost‑effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy member requirements, or maintain high‑quality product offerings, and our business, financial condition, and results of operations could be materially harmed.
We have a history of net losses and we may not achieve or maintain profitability in the future.
We have incurred net operating losses since inception. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $(278.5) million, $(537.8) million and $(74.8) million, respectively. From inception through the present, we have spent significant funds in organizational and start‑up activities, to recruit key managers and employees, to develop our clear aligners and our suite of oral care products, to develop our manufacturing and member support resources, and for research and development. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future.
We depend on sales of our clear aligners for the vast majority of our net revenues. Demand for our clear aligners may not increase as rapidly as we anticipate due to a variety of factors, including consumer reluctance to accept teledentistry, a weakness in general economic conditions, or competitive pressures.
We expect that net revenues from sales of our clear aligners will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of teledentistry by consumers is critical to our future success. Delivery of clear aligners via a teledentistry model represents a change from traditional orthodontic treatment, which requires in‑person visits, and consumers may be reluctant to accept this model or may not find it preferable to traditional treatment. In addition, consumers may not respond to our direct marketing campaigns, or we may be unsuccessful in reaching our target audience, particularly in foreign jurisdictions where our advertising may be more heavily regulated. If consumers prove unwilling to adopt our teledentistry model as rapidly or in the numbers that we anticipate, our operating results could be materially harmed.
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
We compete with a handful of smaller companies that collectively have limited market share in the direct‑to‑consumer clear aligner industry, including Candid Co., SnapCorrect, and Byte. We also face competition from more well‑established competitors in the traditional orthodontic industry, which requires in‑person visits, such as Align. We expect some additional competition from other teledentistry solutions, and from new entrants into the orthodontic supply or clear aligner markets. Some of these competitors may have greater resources as well as the ability to leverage existing channels in the dental market to compete directly with us. In addition, we may also face future competition from companies that introduce new technologies. We may be unable to compete with these competitors, and one or more of these competitors may render our technology obsolete or economically unattractive. As we continue to expand internationally, we will face additional competition in geographies outside the U.S. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins, reduced profitability, and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, and financial condition.
We spend significant amounts on advertising and other marketing campaigns to acquire new members, which may not be successful or cost‑effective.
We market our aligners and other products through an omni‑channel approach supported by media mix modeling and multitouch attribution modeling. Our marketing approach focuses on both offline activities, mainly television, and online digital marketing. We spend significant amounts on advertising and other marketing campaigns to acquire new members, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new members and increase awareness of our products. While we seek to structure our marketing campaigns in the manner that we believe is most likely to encourage consumers to use our products, we may fail to identify marketing opportunities that satisfy our anticipated return on marketing spend as we scale our investments in marketing, accurately predict member acquisition, or fully understand or estimate the conditions and behaviors that drive consumer behavior. If, for any reason, any of our marketing campaigns prove less successful than anticipated in attracting new members, we may not be able to recover our marketing spend, and our rate of member acquisition may fail to meet market expectations, either of which could adversely affect our business, results of operations, and financial condition. There can be no assurance that our marketing efforts will result in increased sales of our products.
If our retail partner relationships are not successful, our ability to market and sell our products would be harmed and our financial performance would be adversely affected.
We have developed an oral care product line, which includes non‑prescription products to be offered through large, national retail partners. We have limited ability to influence the efforts of our retail partners, and relying on them for a portion of our sales could harm our business for various reasons, including:
•our retail partners may not devote sufficient resources to the sale of our products or may be unsuccessful in marketing our products;
•our agreements with retail partners may terminate prematurely due to disagreements or may result in litigation;

•we may not be able to renew existing retail partner agreements or negotiate future retail partner agreements on acceptable terms; and
•our agreements with retail partners may preclude us from entering into additional future arrangements.
Sales of a significant portion of our clear aligners may depend on our members’ ability to obtain reimbursement from third‑party payors, such as insurance carriers.
Sales of our clear aligners may depend on our members’ ability to obtain reimbursement from third‑party payors, such as insurance carriers. Any reduction in insurance or other third‑party payor reimbursement currently available to our members for our clear aligners may cause negative price pressure, which would reduce our revenues. Without a corresponding reduction in the cost to produce such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would reduce our overall gross profit unless there was a corresponding increase in third‑party payor reimbursement. In addition, although we have contracts with certain insurance companies and are negotiating with others, healthcare initiatives in the U.S. may lead third‑party payors to decline or reduce reimbursement for our clear aligner treatment, and compliance with administrative procedures or requirements of third‑party payors may result in delays in processing approvals by those payors for members to obtain coverage for our clear aligners. Finally, as we expand our sales and marketing efforts outside of the U.S., we face additional risks associated with obtaining and maintaining coverage and securing reimbursement from foreign health care payment systems on a timely basis or at all. Failure by our members to obtain or maintain coverage or to secure adequate reimbursement for our clear aligner treatment by third‑party payors could have an adverse effect on our business, results of operations, and financial condition.
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
David Katzman, our Chairman and Chief Executive Officer, has other business interests outside of SmileDirectClub. While we believe that Mr. Katzman presently has adequate time to attend to our business, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business, in which case we could need the services of a full‑time Chief Executive Officer. Additionally, there is a risk of conflict of interest with other entities for which David Katzman provides services, which are monitored by our Board. In addition, we have a related party transactions policy, which details procedures to address any related party transactions with Mr. Katzman or any of these entities. The loss of Mr. Katzman to us could negatively impact our operations and financial results. See “—Risks Related to Our Organization and Structure—Pursuant to the Voting Agreement, David Katzman, our Chairman and Chief Executive Officer, controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and his interests may conflict with ours or our stockholders’ in the future.”
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
We rely on third‑party suppliers for some of our manufacturing components and have limited control over our suppliers, which subjects us to significant risks, including the potential inability to obtain or produce quality products on a timely basis or in sufficient quantities.
We rely on third‑party suppliers for several components used in the manufacture of our products. We have limited control over our suppliers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:
•inability of our suppliers to satisfy demand for our manufacturing components and to produce sufficient equipment and materials to support our growth, which could disrupt our ability to deliver our products in a timely manner;
•reduced control over manufacturing standards, controls, procedures, and policies, reduced ability to oversee the manufacturing process, and reduced ability to develop and monitor compliance with our product manufacturing specifications, each of which could negatively impact product quality and reliability;
•price increases, which could result in lower gross margins;
•entry into non‑cancelable minimum purchase commitments, which could impact our ability to adjust our capacity and inventory and could lead to excess and obsolete equipment and supplies;
•technology changes by our suppliers, which could disrupt access to required manufacturing capacity or require expensive, time‑consuming development efforts to adapt and integrate new equipment or processes;
•the delay or failure of a key supplier to perform its obligations to us due to financial, operating, or other difficulties;
•difficulties in quickly establishing additional supplier relationships on commercially acceptable terms in the event that we experience difficulties with our existing suppliers;
•infringement or misappropriation of our intellectual property;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade;
•changes in local economic conditions in areas where our suppliers or logistics providers are located;

•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities.
If any of these risks were to materialize, we could face production interruptions, delays, or inefficiencies or could be forced to curtail or cease operations, which could have a material adverse effect on our business, results of operations, and financial condition.
If we encounter manufacturing problems or delays, our ability to generate revenue will be limited.
Historically, we purchased our clear aligners and retainers from third‑party manufacturers. In 2016, we opened our first manufacturing facility in Antioch, Tennessee to lower our manufacturing costs, increase supply redundancy, and add capacity to support growth. We are in the process of building an additional manufacturing facility in Columbia, Tennessee, which we expect to open in 2021. To date, we have incurred significant capital expenditures related to these facilities, and we expect that capital expenditures will continue to be significant as we further upgrade our Tennessee facilities. These costs could increase significantly, and there is no assurance that the final costs will not be materially higher than anticipated. We are also exploring alternative site manufacturing capabilities both domestically and abroad, which would require additional capital expenditures.
We now manufacture all of our own clear aligners and retainers. We have experienced manufacturing delays as we have rapidly expanded our in‑house manufacturing capabilities, and there can be no assurance that these manufacturing or quality control problems will not continue as we continue to scale‑up and automate our production, or that we will be able to do so in a timely manner or at commercially reasonable costs. If we are unable to manufacture a sufficient supply of product, maintain control over expenses, or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business and reputation in the marketplace will suffer. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our facilities, lead to regulatory fines, or halt or discontinue manufacturing indefinitely.
Our manufacturing processes rely on complex three‑dimensional scanning, geometrical manipulation and modeling technologies, and sophisticated 3D printing. Since our clear aligners and retainers are designed for individual members, we manufacture them to fill prescriptions rather than maintaining inventories. If demand for our clear aligners and retainers exceeds our manufacturing capacity, we could develop a substantial backlog of member orders, or would otherwise need to outsource to other manufacturers, which would affect our profitability.
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
Aside from our SmileShops and popup locations, all of our business and manufacturing operations, in addition to some of our customer service operations, are conducted in and around Nashville, Tennessee, with one new manufacturing location expected to open in Columbia, Tennessee in 2021. All of our treatment planning operations, as well the remainder of our customer service operations, are conducted in Costa Rica. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off‑site storage of computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes, and other natural disasters may not be adequate to cover our losses in any particular case. Any material disruption could materially damage member and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.
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
In 2019 and 2020, we entered markets in Canada, Australia, U.K., Ireland, New Zealand, Hong Kong, Singapore, Germany, Austria, and Spain, with plans to enter into additional international markets in the future. There are significant costs and risks inherent in conducting business in international markets. If we expand, or attempt to expand, into additional foreign markets, we will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams, and general managerial resources.
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
Although the U.S. dollar is our reporting currency, as we expand internationally, a portion of our net revenues and net income is and will be generated in foreign currencies. Net revenues and net income generated outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our net revenues and net income in our consolidated financial statements. The exchange rates between the U.S.

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
The results of the U.K.’s withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets, and our business.
On January 31, 2020 the U.K. left the European Union (the “E.U.”) (commonly referred to as “Brexit”) and entered a transition period with the E.U. On December 30, 2020, the U.K. and the E.U. entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement, which provisionally applies until from January 1, 2021 to April 30, 2021, as extended, by which date it is expected to be fully ratified by the parties and entered into full force. However, significant political and economic uncertainties remain in connection with the future of the U.K. and its relationship with the E.U. The uncertainty surrounding the terms following Brexit could negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future. Adverse macroeconomic consequences, such as deterioration in economic conditions, may negatively impact future sales of our products and, particularly in European countries, may negatively impact our international expansion, either of which could have an adverse effect on our business, financial condition, and results of operations.
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
From time to time we may seek to acquire or invest in new businesses, products, or technologies, instead of developing them ourselves. Acquisitions and investments involve numerous risks, including:
•timing of regulatory approvals and clearances;
•the inability to complete the acquisition or investment;
•disruption of our ongoing businesses and diversion of management attention;
•difficulties in integrating the acquired entities, products, or technologies;
•risks associated with acquiring intellectual property;
•difficulties in operating the acquired business profitably;

•the inability to achieve anticipated synergies, cost savings, or growth;
•potential loss of key employees, particularly those of the acquired business;
•difficulties in transitioning and maintaining key partner, distributor, and supplier relationships;
•risks associated with entering markets in which we have no or limited prior experience;
•increased operating costs or reduced earnings;
•the use of significant amounts of cash, the incurrence of debt, and/or the assumption of significant liabilities; and
•dilutive issuances of equity securities, which may be sold at a discount to market price.
Any of these factors could materially harm our stock price, business, financial condition, and results of operations.
We offer a financing option to our members, which could adversely affect our financial results.
Other than in certain foreign jurisdictions where prohibited, we offer all of our members our SmilePay option, a financing plan that does not require a credit check. Approximately 63% of our members chose to finance their treatment through SmilePay for the year ended December 31, 2020. As of December 31, 2020, SmilePay amounted to approximately $293.3 million in net receivables and an associated delinquency rate of approximately 9% of revenue. We may experience an increase in payment defaults and uncollectible accounts and may be required to increase our reduction in revenue, which would adversely affect our net income. In addition, extended payment terms decrease our cash flow from operations.
Our SmilePay financing option subjects us to additional regulations and compliance and other costs.
Our SmilePay program subjects us to complex consumer financial protection laws and regulations, among others. We must comply with all applicable U.S. federal and state legal and regulatory regimes, and all applicable laws and regulatory regimes in foreign jurisdictions where we operate SmilePay, including but not limited to those governing consumer retail installment credit transactions. Certain U.S. federal and state laws and laws in foreign jurisdictions where we operate SmilePay generally regulate the rate or amount of finance charges and fees and require certain disclosures for consumer finance transactions. If we fail to comply with applicable laws, regulations, rules, and guidance, our business could be adversely affected.
Compliance with these laws and regulatory requirements is costly and time‑consuming and limits our operational flexibility. Further, failure to comply with these laws and regulatory requirements may, among other things, limit our ability to collect all or part of the balance owing on a member’s SmilePay account. As a result, we may not be able to collect on unpaid principal or finance charges. In addition, non‑compliance could subject us to damages, revocation of required licenses or registrations, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings, and civil and criminal liability, which may harm our business and may result in members rescinding their SmilePay account agreements.
We currently contract with third‑party providers to manage the administrative services and maintain regulatory compliance for our financing offers (including SmilePay), as well as to provide the enabling software. Some international regulations may limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, thereby limiting our profitability on sales to members in those locations. While both we and our provider are in the process of obtaining licenses in these jurisdictions, we cannot guarantee that the necessary licenses will be obtained by us or our provider on a timely basis or at all.
Refunds and cancellations could harm our business.
We allow our customers to return aligners, subject to our Smile Guarantee refund policy, which allows any member to return their aligners for any reason within the first 30 days of their treatment and receive a full refund. Additionally, members who follow their treatment plan and do not love their smile may return the remainder of their aligners for a pro‑rated refund based on the number of aligners used or get additional aligners, at no additional cost, to address their treatment concerns. At the time of sale, we establish a reserve for aligner returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, operating results, and financial condition could be harmed.
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
A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve (the “Fed”) rates, and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, we may refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our financial condition, liquidity, and cash flows could be materially and adversely affected.
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
Changes affecting the availability of the London Interbank Offered Rate (‘LIBOR’) may have consequences for the Company that cannot yet reasonably be predicted.
We have outstanding debt with variable interest rates based on LIBOR. In July 2017, the U.K.”s Financial Conduct Authority, which regulates LIBOR, announced it intended to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid‑2023. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our credit facilities. In addition, the overall financial markets may be disrupted as a result of the phase‑out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our variable rate indebtedness.
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
Accounting principles and related pronouncements, implementation guidelines, and interpretations that we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, equity‑based compensation, and other matters, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these accounting pronouncements or their interpretations, or changes in underlying assumptions, estimates, or judgments by our management, could significantly change our reported or expected financial performance.
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
The Financial Accounting Standards Board, or FASB, adopted new accounting rules, that became effective January 1, 2020, that require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. We are required to account for certain leases as assets and liabilities on our balance sheet. As a result, lease‑related assets and liabilities are to be recorded on our balance sheet, and we are required to make other changes to the recording and classification of our lease‑related expenses. Though these changes will not have any direct effect on our overall financial condition, these changes cause the total amount of assets and liabilities we report to increase.
Our effective tax rate may vary significantly from period to period.
Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws both within and outside the U.S., regulations and/or rates, structural changes in our business, new or changes to accounting pronouncements, non‑deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of equity‑based compensation, changes in overall levels of pretax earnings, or changes in the valuation of our deferred tax assets and liabilities. Additionally, we could be challenged by state and local tax authorities as to the propriety of our sales tax compliance, and our results could be materially impacted by these compliance determinations.
In addition, our effective tax rate may vary significantly depending on our stock price. The tax effects of the accounting for share‑based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share‑based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In periods in which our stock price is lower than the grant price of the share‑based compensation vesting in that period, our effective tax rate may increase. The amount and value of share‑based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share‑based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. There is a risk that state authorities may find that our contractual relationships with our doctors violate laws and regulations prohibiting the corporate practice of dentistry, which generally bar the practice of dentistry by entities. Two state dental boards have established new rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a new rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require “direct supervision” (meaning the dentist must be physically present somewhere in the building) for the taking of digital oral images. In California, an investigator for the California Dental Board has engaged in what we believe to be a pattern of anticompetitive conduct to interfere with our operations in that state. In Georgia, Alabama, and California, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, and we will continue to pursue litigation where appropriate to combat anticompetitive or otherwise illegal behavior targeting our business model. The Federal Trade Commission and Department of Justice have filed joint amicus briefs on our behalf in the California, Alabama, and Georgia lawsuits. In addition, a national orthodontic association continues to meet with various dental boards, legislatures and regulatory bodies across the country in an effort to advocate for new laws, rules and regulations that could have the effect of interfering with our business model. Although, none of these efforts have resulted in any laws, rules and regulations being passed to date that would materially impact our business model, it is possible that the laws, rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, from September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, the members of our board of directors, certain of our current officers, and the underwriters in our IPO. The complaints all allege, among other things, that our registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019 (“Final IPO Prospectus”), in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. On February 26, 2020, Defendants prevailed on their motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, Defendants moved to stay or dismiss the Tennessee state court action. On June 4, 2020, the court denied that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. Defendants filed a motion objecting to class certification. Oral argument on that motion has been set for March 26, 2021. While we believe these claims to be without merit, there can be no assurance that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.
Also in November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of our board of directors, certain of our current officers and related entities. The complaints allege, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO. The complaints seek, among other things, money damages on behalf of the Company, restitution and/or disgorgement from the selling director defendants and cancellation of the Company’s Class B common stock. These actions have been consolidated and are in the preliminary stages.
Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third‑party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. We have six issued U.S. patents, one allowed U.S. patent, and numerous pending U.S. and global patent applications.
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
We also rely on protection of copyright, trade secrets, know‑how, and confidential and proprietary information. We generally enter into confidentiality and non‑compete agreements with our employees, consultants, and collaborative partners upon their commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition, and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know‑how and technology.
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
Litigation, interferences, oppositions, re‑exams, inter partes reviews, post-grant reviews, or other proceedings are, have been, and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope, or non‑infringement of certain proprietary rights claimed by third parties to be pertinent to the manufacture, use, or sale of our products or provision of our services. These types of proceedings are unpredictable and may be protracted, expensive, and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products and provide our services, require us to seek a license for the infringed product or technology, or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products or providing our services. Any of these results from litigation could adversely affect our business, financial condition, and results of operations.
We also currently license our treatment setup software under a license from CA Digital gmbH, which provides us exclusive third‑party use of the licensed software on a global basis. We do not control the protection of the intellectual property subject to this license and, as a result, although we could seek an alternate source, we are largely dependent upon our licensor to determine the appropriate strategy for protecting such intellectual property.
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
Complying with regulations enforced by FDA and other regulatory authorities is expensive and time‑consuming, and failure to comply could result in substantial penalties.

Some of our products are considered medical devices, which are subject to extensive regulation in the U.S. and internationally. FDA regulations are wide ranging and govern, among other things:
•product design, development, manufacturing, and testing;
•product labeling;
•product storage;
•product safety;
•pre‑market clearance or approval;
•complaint handling and corrective actions;
•recordkeeping procedures and postmarket surveillance;
•advertising and promotion; and
•product sales and distribution.
The regulations to which we are subject are complex. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:
•warning letters, fines, injunctions, consent decrees, and civil penalties;
•repair, replacement, refunds, recall, or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing our requests for 510(k) clearance or pre‑market approval of new products, new intended uses, or modifications to existing products;
•withdrawing clearance or pre‑market approvals that have already been granted; and
•criminal prosecution.
If any of these events were to occur, they could harm our business.
We may not receive the necessary authorizations to market our new products, and any failure to timely do so may adversely affect our ability to grow our business.
Our future success will also depend on our ability to obtain regulatory approval or clearance of certain new products. Before we can sell a new medical device in the U.S., or market a new use of, new claim for, or significant modification to a legally marketed device, we must first obtain either clearance under Section 510(k) of the FD&C Act or other FDA authorizations, if applicable, unless an exemption applies.
In the 510(k) clearance process, before a device may be marketed, FDA must determine that a proposed device is “substantially equivalent” to a legally‑marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device, and be as safe and as effective as the predicate device. The 510(k) clearance process can be expensive and uncertain and can take from three to 12 months, but may last significantly longer. Clinical data may be required in connection with an application for 510(k) clearance. Furthermore, even if we are granted regulatory clearances or approvals, they may include limitations on the indications for use or intended uses of the device, which may limit the market for the device.
We market our clear aligners in the U.S. pursuant to 510(k) clearance.
FDA can delay, limit, or deny 510(k) clearance, or other approval or reclassification, of a device for many reasons, including:

•we may be unable to demonstrate to FDA’s satisfaction that the products or modifications are substantially equivalent to a proposed predicate device or safe and effective for their intended uses;
•we may be unable to demonstrate that the clinical and other benefits of the device outweigh the risks; and
•the applicable regulatory authority may identify deficiencies in our submissions or in the facilities or processes of our third party contract manufacturers.
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
We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products, although we already have regulatory approval in Canada, Australia, the U.K., Ireland, New Zealand, Hong Kong, Singapore, and the E.U. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
Failure to comply with these rules, regulations, self‑regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.
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
The methods used in, and the facilities used for, the manufacture of our products must comply with FDA’s Quality System Regulation which is a complex regulatory scheme that covers the procedures and documentation of, among other requirements, the design, testing, validation, verification, complaint handling, production, process controls, quality assurance, labeling, supplier evaluation, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. FDA enforces the Quality System Regulation through, among other oversight methods, periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of contractors, suppliers, or contract manufacturing organizations. Our products are also subject to similar state regulations as well as similar laws and regulations of foreign countries. Our failure to comply with the Quality System Regulation or similar requirements could result in enforcement actions, sanctions, recalls, detentions, seizures, or similar market actions with respect to our products, among other potential consequences. If any of these or other events occur, there could be a negative impact on the supply of our products, our reputation could be harmed, we could be exposed to product liability claims, and we could lose customers and suffer reduced revenue and increased costs.
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
We are required to timely file various reports with FDA, including reports required by the medical device reporting regulations which require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur to the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.
A government‑mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies, or failures to comply with applicable regulations. If we do not adequately address problems associated with our devices, we may face additional regulatory requirements or enforcement action, including required new marketing authorizations, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal proceedings.
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
We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration previously enacted several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the Biden Administration may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Extensive and changing government regulation of the healthcare industry may be expensive to comply with and exposes us to the risk of substantial government penalties.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state, and local levels, some of which are, and others of which may be, applicable to our business, including certain federal and state healthcare laws and regulations pertaining to fraud and abuse, such as anti‑kickback, self‑referral, false claims, and consumer protection laws.
Further, the healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. By way of example, in response to perceived increases in health care costs, the Affordable Care Act was signed into law in March 2010, which, among other things, contained certain provisions designed to generate the revenues necessary to fund the healthcare coverage expansions provided for therein. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act in its entirety in the case of California v. Texas, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. The healthcare market itself is highly regulated and subject to changing political, economic, and regulatory influences. Complying with these laws and regulations could be expensive and time‑consuming, and could increase our operating costs or reduce or eliminate certain of our sales and marketing activities or our revenues. If we or our operations are found to be in violation of any of these laws and regulations, we may be subject to penalties that could materially adversely affect our business, results of operations, and financial condition.
Changes in internet regulations could adversely affect our business.
Laws, rules, and regulations governing internet communications, advertising, and e‑commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. Future taxation on the use of the internet or e‑commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or cleared or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID‑19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on‑site inspections of domestic manufacturing facilities subject to a risk‑based prioritization system. The FDA intends to use this risk‑based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID‑19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, and storage of personally identifiable information, including personal health information, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
In order to provide our products and services, we routinely receive, process, transmit, and store PII, including personal health information, of individuals, as well as other financial, confidential, and proprietary information belonging to our members and third parties from which we obtain information (e.g., private insurance companies, financial institutions, etc.). The receipt, maintenance, protection, use, transmission, disclosure, and disposal of this information is regulated at the federal, state, international, and industry levels, and we may also have obligations with respect to this information pursuant to our contractual requirements. These laws, rules, and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations, and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations.
These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the HITECH, and their implementing regulations (referred to collectively as “HIPAA”). Among other requirements, HIPAA establishes privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services. HIPAA imposes mandatory penalties for certain violations. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity or business associate knew or should have known of the failure to comply, or whether the failure to comply was due to willful neglect. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases, and HIPAA standards have been used as the basis for duty of care claims in state civil suits, such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. HIPAA requires notification of affected patients and HHS, and in certain cases media outlets, for unauthorized acquisition, access, use, or disclosure of PHI, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals.
We have members throughout all 50 states, and our solutions may contain healthcare information of patients located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law, such as the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Additionally, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal data. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information are proposed, enacted, or expanded or become more complex, the risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased member demands for enhanced data security infrastructure, could greatly increase our cost of providing our products or services, decrease demand for our products or services, reduce our revenue, and/or subject us to additional liabilities.
We are also subject to PIPEDA and similar provincial laws in Canada. PIPEDA is the federal privacy law for private‑sector organizations. It sets out the ground rules for how businesses must handle personal information in the course of commercial activity. Under PIPEDA, we must obtain an individual’s consent when we collect, use, or disclose that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties or possible damage awards for the tort of public humiliation.
As we have expanded internationally, we are also subject to additional privacy rules, many of which, such as GDPR are significantly more stringent than those in the U.S. We also cannot determine the impact that future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our member and consumer relationships and reputation, and result in lost sales, fines, or lawsuits.
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
We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation and have a material adverse effect on our business, results of operations, and financial condition.
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
Our website and information systems may be subject to computer viruses, break‑ins, phishing impersonation attacks, attempts to overload our servers with denial‑of‑service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents, including employee or system error, causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. It is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our members to be secure. Our infrastructure may be vulnerable to physical break‑ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance, or similar disruptive problems. If we fail to meet our members’ expectations regarding the security of healthcare information, we could incur significant liability and be subject to regulatory scrutiny and penalties and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. We could be forced to expend significant resources investigating the cause of the incident, repairing system damage, increasing cybersecurity protection, and notifying and providing credit monitoring to affected individuals. Concerns over our privacy practices could adversely affect others’ perception of us and deter members, advertisers, and partners from using our products. All of this could increase our expenses and divert the attention of our management and key personnel away from our business operations. Member care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from these risks.
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
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated in exploiting weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment‑related data is compromised due to a breach, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our members could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher card‑related costs, each of which could harm our business, results of operations, and financial condition.
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
Medical devices involve an inherent risk of product liability claims and associated adverse publicity. Our products generally maintain a good reputation with members, but issues related to quality and safety of products, raw materials, or packaging could jeopardize our image and reputation. We have received negative publicity related to these types of concerns, while we do not believe this publicity to be accurate characterizations of our products, or our members’ view of our products, this might negatively impact demand for our products, cause production and delivery disruptions, or impact our stock price. We may need to recall or discontinue products if they become unfit for use. In addition, we could potentially be subject to litigation or government action, which could result in payment of fines or damages.

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
Sales of our products outside the U.S. will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals or maintain those we already have, including in Canada, Australia, the U.K., Ireland, New Zealand, Hong Kong, Singapore, and the E.U. If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. In addition, we anticipate that regulations in certain foreign countries may challenge our teledentistry model. Some international regulations may also limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our members. If any of these risks were to materialize, they could limit our expected international growth and profitability.
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
Pursuant to the Voting Agreement, David Katzman, our Chairman and Chief Executive Officer, controls a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a controlled company, we have elected not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock:
•a majority of our board of directors consists of “independent directors,” as defined under the rules of such exchange;
•our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our board of directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non‑binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. In addition, while we are an “emerging growth company,” we can defer complying with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to public companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We will remain an emerging growth company until the earliest of (i) December 31, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three‑year period, issued more than $1.0 billion in non‑convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non‑affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
We incur increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes‑Oxley Act, and related rules implemented by the SEC and NASDAQ. The expenses generally for reporting and corporate governance purposes increase our legal and financial compliance costs and make some activities more time‑consuming and costly. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, other regulatory action, and potentially civil litigation.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our fiscal year 2020 annual report on Form 10‑K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes‑Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward‑looking statements subject to the risks and uncertainties described in our public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
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
The dual‑class structure of our common stock may adversely affect the trading market for our Class A Shares.
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
If we or the Pre‑IPO investors sell substantial amounts of shares of our Class A common stock, the market price of our Class A common stock could decline.

The sale of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur could adversely affect the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate. In addition, subject to certain limitations and exceptions, pursuant to certain provisions of the SDC Financial LLC Agreement, the holders of LLC Units following the consummation of our initial public offering and the reorganization transactions in connection with our initial public offering (“Continuing LLC Member”) may exchange LLC Units (with automatic cancellation of an equal number of shares of Class B common stock) for shares of our Class A common stock on a one‑for‑one basis, subject to customary adjustments for certain subdivisions (stock splits), combinations, or purchases of Class A common stock. All of the LLC Units and shares of Class B common stock are exchangeable for shares of our Class A common stock.
Each of our directors and officers, and substantially all of our Pre‑IPO investors, entered into lock‑up agreements with the underwriters of our initial public offering that restricted their ability to sell or transfer their shares of Class A common stock. This agreement expired on March 9, 2020.
In addition, on September 16, 2019, we filed a registration statement on Form S‑8 under the Securities Act to register 44,259,239 shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock that may be issued from time to time pursuant to our Omnibus Plan and SPP. Accordingly, shares of Class A common stock registered under such registration statement if, when, and to the extent issued under these plans, will be available for sale in the open market.
We are party to a Registration Rights Agreement with Pre‑IPO investors, whereby, following the initial public offering and the expiration of the related 180‑day lock‑up period, we may be required to register under the Securities Act the sale of shares of our Class A common stock held by Pre‑IPO investors, including shares that may be issued to Continuing LLC Members upon exchange of their LLC Units. Shares of Class A common stock registered pursuant to the Registration Rights Agreement will also be available for sale in the open market upon such registration unless restrictions apply.
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
Holders of our Class A common stock and our Class B common stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, with each share of Class A common stock entitling the holder to one vote and each share of Class B common stock entitling the holder to ten votes. Certain trusts affiliated with David Katzman, our Chairman and Chief Executive Officer, Steven Katzman, our Chief Operating Officer, Jordan Katzman and Alexander Fenkell, our co‑founders, and certain of their affiliated trusts and entities (collectively, the “Voting Group”) are party to a Voting Agreement (the “Voting Agreement”), pursuant to which the Voting Group has given David Katzman, sole voting, but not dispositive, power over the shares of our Class B common stock beneficially owned by the Voting Group. Accordingly, pursuant to the Voting Agreement, David Katzman controls a majority of the voting power of shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders. So long as 9.4% of shares of Class B common stock remain outstanding, the holders of our Class B common stock will be able to control the outcome of matters submitted to a stockholder vote. Even when the Voting Group ceases to own shares of our common stock representing a majority of the total voting power, for so long as the Voting Group continues to own a significant percentage of our common stock, David Katzman, through his voting power, will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, David Katzman will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, until the earlier of (i) the ten‑year anniversary of the consummation of our initial public offering or (ii) the date on which the shares of Class B common stock held by the Voting Group and their permitted transferees represent less than 15% of the Class B common stock held by the Voting Group and their permitted transferees as of immediately following the consummation of our initial public offering, David Katzman will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of voting power could deprive stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.
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
SDC Financial is treated as a flow‑through entity for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SDC Financial and will also incur expenses related to our operations. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the SDC Financial LLC Agreement requires SDC Financial to make certain distributions to us and the Continuing LLC Members, calculated using an assumed tax rate, to facilitate the payment of taxes with respect to the income of SDC Financial that is allocated to us and them. We also incur expenses related to our operations and will cause SDC Financial to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses and to fund our payment of amounts due under the Tax Receivable Agreement. Because tax distributions are based on an assumed tax rate, SDC Financial may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that SDC Financial would have paid if it were itself taxed on its net income. SDC Financial’s ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of SDC Financial’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, and our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest.
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
Pursuant to the Tax Receivable Agreement, we will be required to pay the Continuing LLC Members for certain tax benefits we may claim as a result of the tax basis step‑up we received in connection with our initial public offering, as well as subsequent exchanges of LLC Units for shares of Class A common stock or cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre‑IPO investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash, resulted and are expected in the future to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of SDC Financial to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service (“IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.
We and SDC Financial entered into the Tax Receivable Agreement, pursuant to which SmileDirectClub, Inc. (“SDC Inc.”) agreed to pay the Continuing LLC Members 85% of the cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. While the actual increase in tax basis, as well as the actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of SDC Financial attributable to our interests in SDC Financial, during the expected term of the Tax Receivable Agreement, the payments that we may make to the Continuing LLC Members could be substantial.
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
Anti‑takeover provisions in our organizational documents and Delaware law might discourage or delay attempts to acquire us that stockholders might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of us more difficult without the approval of our board of directors. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•preclude stockholder action by written consent at any time when the Voting Group controls, in the aggregate, less than 30% of the voting power of our stock entitled to vote generally in the election of directors, unless such action is unanimously recommended by the board;
•provide that our bylaws may be amended or repealed only by a majority vote of our board of directors or by the affirmative vote of the holders of at least 662/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti‑takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of us, including actions that our stockholders may deem advantageous, or could negatively affect the market price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that stockholders desire.
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
Our amended and restated certificate of incorporation and amended and restated bylaws, to the maximum extent permissible under Delaware law, eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty. These provisions may discourage us, or our stockholders through derivative litigation, from bringing a lawsuit against any of our current or former directors or officers for any breaches of their fiduciary duties, even if such legal actions, if successful, might benefit us or our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws will provide that we will, to the fullest extent permitted by Delaware law, indemnify our directors and officers for costs or damages incurred by them in connection with any threatened, pending, or completed action, suit, or proceeding brought against by reason of their positions as directors and officers. We are also party to indemnification agreements with each of our directors and executive officers and maintain directors’ and officers’ insurance. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers

Risks Related to the Notes
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.
In February 2021, we issued approximately $650.0 million principal amount of 0.00% convertible senior notes due in 2026 (the “Notes”) in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. Our ability to repay our indebtedness, including the Notes, is significantly dependent on the generation of cash flow by our subsidiaries, as we are a holding company, and their ability to make such cash available to us, by dividend, debt repayment or otherwise.
Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future.
We may be unable to raise the funds necessary to repurchase the notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the notes or pay cash upon their conversion
Noteholders may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.
The accounting method for the notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.
In connection with the pricing of the notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our corporate headquarters are located in Nashville, Tennessee. We also lease our manufacturing facilities in Antioch, Tennessee and Columbia, Tennessee, where we expect to open a second manufacturing facility. We have 114 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, New Zealand, Hong Kong, U.K., Germany, and Singapore all of which are either leased or licensed from our retail partners. Lastly, we lease our facility in San Jose, Costa Rica and our facility in Cartago, Costa Rica. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.
Item 3. Legal Proceedings
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
In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. A hearing on the class certification motion is scheduled for March 26, 2021.
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
In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The Company denies any alleged wrongdoing and has moved to dismiss the action. Briefing on the motion to dismiss was completed on November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. The court took the matter under advisement.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020 and expects oral argument in or around the third quarter of 2021. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en blanc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. The court has not yet issued a ruling.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court has stayed the consumer claims pending the appeal. Litigation is in the pleading stage and discovery as to the purported provider class has commenced. A preliminary Case Management Order has been entered setting trial for some time in March 2022. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of its former members, Align Technology, Inc., had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of its operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of the Company’s pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54.0 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54.0 million redemption amount and seeking an additional $43.4 million. Arbitration was held in December 2020. The record has been closed and the arbitrator’s decision is expected by April 2021.

In December 2020, a class action complaint was filed in the Illinois state court: Stacy Benbow et al. v. SmileDirectClub, Inc. et al., 2020 CH 07269 (Cook County Circuit Court filed 12/14/20). The complaint alleges violations of the Telephone Consumer Protection Act and seeks to represent a nationwide class of similarly situated persons. The complaint seeks injunctive relief, statutory damages, and attorneys’ fees and costs. A tentative settlement has been approved by the court and the Company has recorded an estimated loss of $4.8 million related to such tentative settlement, but additional court proceedings are necessary before the settlement is finalized. Notice to the class is scheduled to be sent on March 20, 2021 and final approval is set for May 19, 2021.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A common stock trades on the NASDAQ Global Market under the symbol “SDC”. As of March 2, 2021, there were approximately 17 holders of record of our Class A common stock. Because the majority of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
Holders of our Class A common stock are entitled to receive dividends when, as and if declared by the board of directors. We have not historically paid cash dividends and we have no current plans to pay dividends. The timing, declaration and payment of future dividends to holders of our Class A common stock will depend upon many factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Performance Graph

COMPARISON OF 16-MONTH CUMULATIVE TOTAL RETURN*
Among SDC, Inc., the NASDAQ Composite Index, and the S&P 500 Index
$160
$140
$120
$100
$80
$60
$40
$20
9/12/2019
10/12/2019
11/11/2019
12/11/2019
1/10/2020
2/9/2020
3/10/2020
4/9/2020
5/9/2020
6/8/2020
7/8/2020
8/7/2020
9/6/2020
10/6/2020
11/5/2020
12/5/2020
SmileDirectClub, Inc.
NASDAQ Composite
S&P 500

*$100 invested on 9/12/19 in stock or index

Item 6. Selected Financial Data

	Years ended December 31,
(in thousands)	2020	2019	2018	2017
Statements of Operations Data:
Total revenues	$656,780	$750,428	$423,234	$145,954
Cost of revenues	206,852	178,390	133,968	64,011
Gross profit	449,928	572,038	289,266	81,943
Marketing and selling expenses	322,919	481,468	213,080	64,243
General and administrative expenses	311,982	580,843	121,743	48,202
Lease abandonment and impairment of long-lived assets	25,457	—	—	—
Other store closure and related costs	7,034	—	—	—
Loss from operations	(217,464)	(490,273)	(45,557)	(30,502)
Total interest expense	45,010	15,734	13,705	2,148
Loss on extinguishment of debt	13,781	29,672	—	—
Other expense (income)	(878)	(142)	15,148	—
Net loss before provision for income tax expense	(275,377)	(535,537)	(74,410)	(32,650)
Provision for income tax expense	3,122	2,268	361	128
Net loss	(278,499)	(537,805)	(74,771)	(32,778)
Net loss attributable to non-controlling interest	(200,133)	(423,292)	—	—
Net loss attributable to SDC Inc.	$(78,366)	$(114,513)	$(74,771)	$(32,778)

Earnings (loss) per share of Class A common stock:
Basic	$(0.71)	$(1.12)	N/A	N/A
Diluted	$(0.72)	$(1.14)	N/A	N/A

Weighted average shares outstanding:
Basic	109,854,360	102,442,525	N/A	N/A
Diluted	385,200,442	381,917,030	N/A	N/A

	Years ended December 31,
	2020	2019	2018	2017
Balance Sheet Data:
Working capital	$394,235	$383,632	$324,953	$(21,375)
Total assets	$884,789	$885,645	$555,194	$66,406
Total long-term liabilities	$464,110	$220,504	$139,524	$35,972
Stockholders' equity (deficit)	$234,138	$458,285	$(90,437)	$(33,854)

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
See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and the creator of the first MedTech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, New Zealand, United Kingdom, Ireland, Germany, Austria, Hong Kong, Singapore and Spain.
Key Business Metrics
We review the following key business metrics to evaluate our business performance:
Unique aligner order shipments
For the years ended December 31, 2020 and 2019, we shipped 374,982 and 453,053 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.
Average aligner gross sales price
We define average gross sales price (“ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the years ended December 31, 2020 and 2019 was $1,797 and $1,771, respectively. Our ASP is less than our standard $1,950 price as a result of discounts offered to select members.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included elsewhere in this Form 10-K.

COVID-19 pandemic
We continue to navigate the uncertain and unprecedented economic and operating conditions resulting from the COVID-19 pandemic and its protracted duration. In response to COVID-19 and the related containment measures, we made the following operational changes to ensure the health and safety of our employees and our members: transitioned our employees, where possible, to a remote working environment; closed a portion of our SmileShops based on our real estate repositioning program, local public health guidelines and evolving customer behaviors and expectations; reconfigured our SmileShops and popup locations to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”) requirements for our Smile Guides; reconfigured our production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at our manufacturing facilities. We also enacted a resilience policy that provides our team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.

Additionally, we took the following actions in an effort to fortify the financial position of the business: reduced our marketing spend as a percentage of revenue; reduced our headquarters and retail workforce; secured the HPS Credit Facility; and initiated a real estate repositioning program.
Beginning in the second quarter, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program that remains on-going. As a result of these changes, we incurred one-time charges of $32.5 million during the year ended December 31, 2020, respectively, primarily associated with: the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, we made the strategic decision to align our rent costs with the current needs of the business, while also ensuring that we have sufficient capacity to support future growth. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of our restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits in the third and fourth quarters. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, controlled growth and international expansion, each as more specifically discussed below.
Efficient acquisition of new members
•Visits to our website: During the fourth quarter, we averaged approximately four to five million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.
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
•Referrals: During the fourth quarter, we made positive progress on our member experience with referrals reaching 22% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.

SmilePay
We offer SmilePay, a convenient monthly payment plan, to maximize accessibility and provide an affordable option for all of our members. The $250 down payment for SmilePay covers our cost of manufacturing the aligners, and the interest income generated by SmilePay more than offsets the negative impact of delinquencies and cancellations. A number of factors affect delinquency and cancellation rates, including member-specific circumstances, our efforts in member service and management, and the broader macroeconomic environment.

Continued investment in controlled growth
We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. Our key growth initiatives include enhancing our existing product platform; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; expanding our professional network; expanding our presence in the teen demographic; and growing our business internationally. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our existing SmileShop network and Partner Network, comprised of affiliated dentist and orthodontist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our expansion strategy.
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
Marketing and selling expenses

Our marketing expenses include costs associated with an omni-channel approach supported by MMM. These costs include online sources, such as social media and paid search, and offline sources, such as television, experiential events, local events, and business-to- business partnerships. We also have comprehensive strategies across search engine optimization, customer relationship management (CRM) marketing, and earned and owned marketing. We have invested significant resources into optimizing our member conversion process.
Our selling costs include both labor and non-labor expenses associated with our SmileShops and popup locations and costs associated with our sales and scheduling teams in our customer contact center. Non-labor costs associated with our SmileShops and popup locations include rent, travel, supplies, and depreciation costs associated with digital photography equipment, furniture, and computers, among other costs.
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

(in thousands)	Years ended December 31,
	2020	2019	2018
Statements of Operations Data:
Total revenues	$656,780	$750,428	$423,234
Cost of revenues	206,852	178,390	133,968
Gross profit	449,928	572,038	289,266
Marketing and selling expenses	322,919	481,468	213,080
General and administrative expenses	311,982	580,843	121,743
Lease abandonment and impairment of long-lived assets	25,457	—	—
Other store closure and related costs	7,034	—	—
Loss from operations	(217,464)	(490,273)	(45,557)
Total interest expense	45,010	15,734	13,705
Loss on extinguishment of debt	13,781	29,672	—
Other expense	(878)	(142)	15,148
Net loss before provision for income tax expense	(275,377)	(535,537)	(74,410)
Provision for income tax expense	3,122	2,268	361
Net loss	(278,499)	(537,805)	(74,771)
Net loss attributable to non-controlling interest	(200,133)	(423,292)	—
Net loss attributable to SDC Inc.	$(78,366)	$(114,513)	$(74,771)
Other Data:
Adjusted EBITDA	$(77,084)	$(102,923)	$(16,857)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Years ended December 31,
	2020	2019	2018
Net loss	$(278,499)	$(537,805)	$(74,771)
Depreciation and amortization	56,390	27,336	8,861
Total interest expense	45,010	15,734	13,705
Income tax expense	3,122	2,268	361
Lease abandonment and impairment of long-lived assets	25,457	—	—
Other store closure and related costs	7,034	—	—
Loss on disposal of property, plant and equipment	—	—	617
Fair value adjustment of warrant derivative	—	—	14,500
Loss on extinguishment of debt	13,781	29,672	—
Equity-based compensation	44,903	350,122	19,839
IPO related bonuses	—	9,892	—
Other non-operating general and administrative (gains) and losses	5,718	(142)	31
Adjusted EBITDA	$(77,084)	$(102,923)	$(16,857)

Comparison of the years ended December 31, 2020 and 2019

Revenues
Revenues decreased $93.6 million, or 12.5%, to $656.8 million in the year ended December 31, 2020 from $750.4 million in the year ended December 31, 2019. The decrease in revenues was primarily driven by the impacts of COVID-19 on our operations, particularly in the second and third quarters of 2020. Unique aligner shipments decreased approximately 17% for the year ended December 31, 2020 compared to the same period in 2019. This decrease in unique aligner shipments as a result of the COVID-19 pandemic was partially offset by an increase in non-aligner revenue of approximately $41.1 million.
Cost of revenues
Cost of revenues increased $28.5 million, or 16.0%, to $206.9 million in the year ended December 31, 2020 from $178.4 million in the year ended December 31, 2019. Cost of revenues increased as a percentage of revenues from 23.8% in the year ended December 31, 2019 to 31.5% in the year ended December 31, 2020, as a result of COVID-19 related changes to the composition of our revenue mix. Specifically, we experienced an increase in retail sales of oral care products as a percentage of revenue, which represents a lower associated gross margin. Additionally, a higher percentage of our aligner sales were driven by impression kits compared to the prior period, which resulted in higher material and shipping costs.
Gross margin decreased to 68.5% in the year ended December 31, 2020 from 76.2% in the year ended December 31, 2019, primarily as a result of the factors described above.
Marketing and selling expenses
Marketing and selling expenses as a percentage of revenues decreased to 49.2% in the year ended December 31, 2020 from 64.2% in the year ended December 31, 2019, and decreased to $322.9 million in the year ended December 31, 2020 from $481.5 million in the year ended December 31, 2019, primarily due to cost containment measures taken as a result of the effects of COVID-19 on our revenues, including more efficient marketing spend and realignment of our SmileShops to align with demand and operate at a higher utilization percentage driving margin improvement.
General and administrative expenses

General and administrative expenses decreased $268.9 million, or 46.3%, to $312.0 million in the year ended December 31, 2020 from $580.8 million in the year ended December 31, 2019. The prior year period included equity-based compensation expense of $350.1 million and other employee related bonuses of $9.9 million primarily as a result of the IPO, compared to equity-based compensation of $44.9 million in the current period. The current year period also included $6.6 million in one-time costs related to legal settlements and severance costs. Adjusting for equity-based compensation, IPO related costs and one-time items for the current and prior period, general and administrative expenses increased $39.7 million or 18.0% from $220.8 million in the prior year to $260.5 million primarily due to the expansion of our team members and services to support our business growth prior to the COVID-19 outbreak as well as higher depreciation and amortization associated with investments in the business. General and administrative expenses as a percent of revenue, adjusted for the items listed above, increased from 29.4% in the year ended December 31, 2019 to 39.7% in the year ended December 31, 2020, primarily due to lower revenue as a result of the impacts of COVID-19 on our operations and the factors mentioned above.
Lease abandonment, impairment of long-lived assets and other related charges
Lease abandonment, impairment of long-lived assets and other related charges were $32.5 million for the year ended December 31, 2020, compared to $0.0 million for the year ended December 31, 2019. These charges are primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our Company headquarters in Nashville, Tennessee; the closure and consolidation of a portion of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at our closed SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.
Interest expense
Interest expense increased $29.3 million, or 186.1%, to $45.0 million in the year ended December 31, 2020 from $15.7 million in the year ended December 31, 2019, primarily as a result of both higher principal balances and interest rates related to the HPS Credit Facility.
Other (income) expense
Other expense decreased $0.7 million to $(0.9) million in the year ended December 31, 2020 from $(0.1) million in the year ended December 31, 2019, primarily as a result of unrealized foreign currency translation adjustments.
Provision for income tax expense
Our provision for income tax expense was $3.1 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.
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
General and administrative expenses
General and administrative expenses increased $459.1 million, or 377%, to $580.8 million in the year ended December 31, 2019 from $121.7 million in the year ended December 31, 2018, primarily due to equity-based compensation expense of approximately $350.1 million and other employee related bonuses of $9.9 million as a result of the IPO. General and administrative expenses as a percent of revenue increased from 29% in the year ended December 31, 2018 to 77% in the year ended December 31, 2019, primarily as a result of the factors mentioned above.
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
Liquidity and Capital Resources
As of December 31, 2020, SDC Inc. had an accumulated deficit of $192.9 million and had working capital of $394.2 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.
Our short-term liquidity needs primarily include working capital, international expansion, innovation, research and development, and debt service requirements. We believe that our current liquidity, including net proceeds received in connection with the IPO and other financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we further intend to use a portion of the proceeds to repay the HPS Credit Facility.
We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement.” We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Years ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(83,568)	$(333,192)	$(114,786)
Net cash used in investing activities	(97,141)	(106,361)	(41,841)
Net cash provided by financing activities	178,975	444,082	466,485
(Decrease) Increase in cash	(1,734)	4,529	309,858
Cash at beginning of period	318,458	313,929	4,071
Cash at end of period	$316,724	$318,458	$313,929

Comparison of the years ended December 31, 2020 and 2019

As of December 31, 2020, we had $316.7 million in cash, a decrease of $1.7 million compared to $318.5 million as of December 31, 2019.
Cash used in operating activities decreased to $83.6 million during the year ended December 31, 2020 compared to $333.2 million in the year ended December 31, 2019, or a decrease of $249.6 million, primarily resulting from a decrease in accounts receivable associated with our SmilePay offering and decreased net loss during the period. One-time cash compensation expense of approximately $83.6 million for the payment of cash bonus amounts pursuant to management incentive bonus agreements ("IBAs") was incurred in October 2019.
Cash used in investing activities decreased to $97.1 million during the year ended December 31, 2020, compared to $106.4 million in the year ended December 31, 2019, primarily resulting from a decrease in the number of SmileShop locations, partially offset by purchases of manufacturing automation equipment and investments in technology and software equipment as well as international expansion to support our planned growth.
Cash provided by financing activities decreased to $179.0 million during the year ended December 31, 2020, compared to $444.1 million in the year ended December 31, 2019. This decrease in cash provided by financing activities is primarily due to net proceeds received from the JPM Facility and IPO in the prior year period as compared to net proceeds received from the HPS Credit Facility in the current year period.
Comparison of the years ended December 31, 2019 and 2018
As of December 31, 2019, we had $318.5 million in cash, an increase of $4.5 million compared to $313.9 million as of December 31, 2018.
Cash used in operating activities increased to $333.2 million during the year ended December 31, 2019 compared to $114.8 million in the year ended December 31, 2018, or an increase of $218.4 million, primarily resulting from an increase in accounts receivable associated with our SmilePay offering and increased net loss during the period. One-

time cash compensation expense of approximately $83.6 million for the payment of cash bonus amounts pursuant to the IBAs was incurred in October 2019.
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
Tax Receivable Agreement
Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre-IPO investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash are expected to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to provide us with certain tax benefits that can reduce the amount of cash tax that we otherwise would be required to pay in the future. We and SDC Financial are parties to the Tax Receivable Agreement with the Continuing LLC Members, pursuant to which we are is obligated to pay the Continuing LLC Members 85% of the cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of an exchange of LLC Units. All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Because we are the managing member of SDC Financial, which is the managing member of SDC LLC, which is the managing member of SDC Holding, we have the ability to determine when distributions (other than tax distributions) will be made by SDC Holding to SDC LLC and by SDC LLC to SDC Financial and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments). Any such distributions will then be distributed to all holders of LLC Units, including us, pro rata based on holdings of LLC Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the Tax Receivable Agreement.
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

Subject to certain exceptions, the HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial.
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
Convertible Senior Notes
On February 9, 2021 we issued $650.0 million principal amount of Notes and also granted the initial purchasers of the Notes an option to purchase up to an additional $97.5 million aggregate principal amount of the Notes. The sale of the Notes concluded on February 16, 2021, with the initial purchasers exercising their options to buy the final amount of the additional Notes. The Notes were issued and governed by an indenture, dated February 9, 2021, (the “Indenture”), between us and Wilmington Trust, National Association, as trustee. Overall, we incurred $747.5 million principal amount of indebtedness as a result of this offering.
A portion of the proceeds of the offering of the Notes were used to fund the cost of privately negotiated capped call transactions with certain initial purchasers, and we intend to use a portion of the proceeds to repay amounts owed under the HPS Credit Facility.
The Notes will mature on February 1, 2026, unless earlier repurchased, redeemed or converted. The Notes will not bear regular interest, and the principal amount of the Notes will not accrete.
If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur or “Events of Default” (as defined in the Indenture) occur, then, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any.
See Note 22 to the consolidated financial statements for further discussion of the Notes.
Our principal commitments consisted of obligations under our outstanding term loans and leases for equipment and other facilities. The following table summarizes our commitments to contractual obligation in cash as of the dates presented:

December 31, 2020	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
HPS credit facility	$407,902	$—	$—	$407,902	$—
Operating lease commitments	41,461	8,643	12,942	9,981	9,895
Finance lease commitments	18,068	11,209	6,859	—	—
Align redemption promissory note	4,609	4,609	—	—	—
Dividend payable	43,400	—	43,400	—	—
Total contractual obligations	$515,440	$24,461	$63,201	$417,883	$9,895
Tax Receivable Agreement
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
We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 63% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.
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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as a contract liability in deferred revenue in our historical consolidated balance sheets. The deferred revenue balance is subject to fluctuation depending on the timing and fulfillment of aligner orders.
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
Income tax expense
We are the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, that is treated like a corporation. As such, SDC Financial does not pay any federal income taxes, as any income or loss will be included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities are required to be looked at on a stand-alone basis resulting in federal income taxes, and such federal income taxes are included in the consolidated financial statements.
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
In connection with the Reorganization Transactions and the IPO, we entered into the Tax Receivable Agreement with certain of the Continuing LLC Members that provides for the payment by us of 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the “TRA Payments”). We expect to benefit from the remaining 15% of any of cash savings, if any, that we realize.

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash and cash equivalents consist primarily of an interest-bearing accounts at large U.S. banks with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At December 31, 2020, we held no investments in marketable securities.
In May 2020, we entered into the HPS Credit Facility in an initial aggregate maximum principal amount of $400 million with the potential to borrow up to an additional $100 million. Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at our election, wholly or partially in cash. As of December 31, 2020, we had $407.9 million of outstanding borrowings under the HPS Credit Facility.
Foreign currency exchange risk
A substantial majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2020 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Currently, our international revenue is predominantly from Canada and the U.K. and denominated in Canadian dollars and Great British Pounds, respectively, with a limited portion from Australia, New Zealand, Ireland, Hong Kong, Germany, Singapore, Spain, and Austria, and denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.
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
Credit risk

We are exposed to credit risk through our SmilePay financing option. For the year ended December 31, 2020, approximately 63% of our members chose to finance their treatment through SmilePay. For the years ended December 31, 2020 and 2019, SmilePay amounted to approximately $293.3 million and $345.7 million in net receivables and an associated delinquency rate of 9%. We may experience an increase in payment defaults and uncollectible accounts, and may be required to revise our collection estimates, which would adversely affect our revenue and net income.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

In addition, certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers."

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed
	1	Financial Statements
All financial statements are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report
	2	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
	3	Exhibits
The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SmileDirectClub, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-2
As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2020 due to the adoption of ASU No. 2016-2, Leases (Topic 842).
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
Nashville, Tennessee
March 12, 2021

SmileDirectClub, Inc.
Consolidated Balance Sheets
December 31, 2020
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Cash	$316,724	$318,458
Accounts receivable	221,973	239,413
Inventories	29,247	18,431
Prepaid and other current assets	12,832	14,186
Total current assets	580,776	590,488
Accounts receivable, non-current	71,355	106,315
Property, plant and equipment, net	189,995	177,543
Operating lease right-of-use asset	31,176	—
Other assets	11,487	11,299
Total assets	$884,789	$885,645
LIABILITIES, TEMPORARY AND PERMANENT EQUITY (DEFICIT)
Accounts payable	$36,848	$52,706
Accrued liabilities	100,589	93,339
Deferred revenue	26,619	25,435
Current portion of long-term debt	15,664	35,376
Other current liabilities	6,821	—
Total current liabilities	186,541	206,856
Long-term debt, net of current portion	392,939	173,150
Operating lease liabilities, net of current portion	27,771	—
Other long-term liabilities	43,400	47,354
Total liabilities	650,651	427,360
Commitment and contingencies
Permanent Equity (Deficit)
Class A common stock, par value $0.0001 and 115,429,319 shares issued and outstanding at December 31, 2020 and 103,303,674 shares issued and outstanding at December 31, 2019	11	10
Class B common stock, par value $0.0001 and 270,908,566 shares issued and outstanding at December 31, 2020 and 279,474,505 shares issued and outstanding at December 31, 2019	27	28
Additional paid-in-capital	483,393	447,866
Accumulated other comprehensive loss	(102)	(272)
Accumulated deficit	(192,879)	(114,513)
Noncontrolling interest	(73,932)	125,166
Warrants	17,620	—
Total permanent equity	234,138	458,285
Total liabilities, temporary and permanent equity	$884,789	$885,645

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenue, net	$607,373	$706,529	$398,127
Financing revenue	49,407	43,899	25,107
Total revenues	656,780	750,428	423,234
Cost of revenues	206,852	163,861	98,048
Cost of revenues—related parties	—	14,529	35,920
Total cost of revenues	206,852	178,390	133,968
Gross profit	449,928	572,038	289,266
Marketing and selling expenses	322,919	481,468	213,080
General and administrative expenses	311,982	580,843	121,743
Lease abandonment and impairment of long-lived assets	25,457	—	—
Other store closure and related costs	7,034	—	—
Loss from operations	(217,464)	(490,273)	(45,557)
Interest expense	45,010	15,659	12,532
Interest expense—related parties	—	75	1,173
Loss on extinguishment of debt	13,781	29,672	—
Other (income) expense	(878)	(142)	15,148
Net loss before provision for income tax expense	(275,377)	(535,537)	(74,410)
Provision for income tax expense	3,122	2,268	361
Net loss	(278,499)	(537,805)	(74,771)
Net loss attributable to noncontrolling interest	(200,133)	(423,292)	—
Net loss attributable to SmileDirectClub, Inc.	$(78,366)	$(114,513)	$(74,771)

Earnings (loss) per share of Class A common stock:
Basic	$(0.71)	$(1.12)	N/A
Diluted	$(0.72)	$(1.14)	N/A

Weighted average shares outstanding:
Basic	109,854,360	102,442,525	N/A
Diluted	385,200,442	381,917,030	N/A

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(278,499)	$(537,805)	$(74,771)
Other comprehensive gain (loss):
Foreign currency translation adjustment	663	(1,010)	—
Comprehensive loss	(277,836)	(538,815)	(74,771)
Comprehensive loss attributable to noncontrolling interests	(199,640)	(424,030)	—
Comprehensive loss attributable to SmileDirectClub, Inc.	$(78,196)	$(114,785)	$(74,771)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at January 1, 2018	109,041	$39,489	369	$315	$—	$(73,658)	$(33,854)	$—
Redemption of member units	(271)	(1,544)	—	—	—	—	(1,544)	—
Unitholder distribution	—	(21)	—	—	—	—	(21)	—
Grant of incentive member units	108	—	—	—	—	—	—	—
Issuance of Preferred Units	—	—	—	—	—	—	—	388,634
Tax distributions paid	—	(86)	—	—	—	—	(86)	—
Equity-based compensation	—	19,839	—	—	—	—	19,839	—
Net loss	—	—	—	—	—	(74,771)	(74,771)	—
Balance at December 31, 2018	108,878	$57,677	369	$315	$—	$(148,429)	$(90,437)	$388,634
Net loss prior to Reorganization Transactions	—	—	—	—	—	(104,245)	(104,245)
Preferred Unit redemption accretion	—	(59,250)	—	—	—	—	(59,250)	59,250
Redemptions prior to Reorganization Transactions	(20,710)	(54,154)	—	—	—	—	(54,154)	—
Share-based compensation prior to Reorganization Transactions	—	8,561	—	—	—	—	8,561	—
Distribution payable	—	(43,400)	—	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	90,566	(369)	(315)	—	252,674	342,925	(447,884)
Balance at December 31, 2019	—	$—	—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	—	—	$—	$—	$—	$—	$—	$—	$—	$(33,854)
Redemption of member units	—	—	—	—	—	—	—	—	—	(1,544)
Unitholder distribution	—	—	—	—	—	—	—	—	—	(21)
Issuance of Preferred Units	—	—	—	—	—	—	—	—	—	388,634
Tax distributions paid	—	—	—	—	—	—	—	—	—	(86)
Equity-based compensation	—	—	—	—	—	—	—	—	—	19,839
Net loss	—	—	—	—	—	—	—	—	—	(74,771)
Balance at December 31, 2018	—	—	$—	$—	$—	$—	$—	$—	$—	$298,197
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(104,245)
Redemptions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(54,154)
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	8,561
Distribution payable	—	—	—	—	—	—	—	—	—	(43,400)
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	—	315	—	—
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,275,830	—	—	—	—	1,275,835
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	—	—	(696,489)
Issuance of Class A shares in connection with equity-based compensation plans	6,150,461	—	1		(1)	—	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)	—	—	444,636	—	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(114,513)	(319,047)	—	(433,560)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	299,199	—	—	—	—	299,199
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(87,685)	—	—	—	—	(87,685)
Other	—	—	—	—	(2,964)	—	—	—	—	(2,964)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(738)	(272)	(1,010)
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$—	$(114,513)	$125,166	$(272)	$458,285
Net loss	—	—	—	—	—	—	(78,366)	(200,133)	—	(278,499)
Issuance of Class A shares in connection with equity-based compensation plans	2,100,320	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,459,386	—	—	(15)	—	—	937	—	922
Exchange of Class B common stock for Class A common stock	10,025,325	(10,025,325)	1	(1)	395	—	—	(395)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	44,903	—	—	—	—	44,903
Equity-based payments	—	—	—	—	(9,901)	—	—	—	—	(9,901)
Foreign currency translation adjustment	—	—	—	—	—	—	—	493	170	663
Other	—	—	—	—	145	—	—	—	—	145
Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Cash Flows
(in thousands)

`

	For the Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(278,499)	$(537,805)	$(74,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,390	27,336	8,861
Deferred loan cost amortization	4,407	3,969	4,319
Accrued interest to related parties	—	—	1,152
Fair value adjustment of warrant derivative	—	—	14,500
Equity-based compensation	44,903	350,122	19,839
Loss on extinguishment of debt	13,594	17,693	—
Paid in kind interest expense	8,450	—	—
Asset impairment and related charges	27,767	—	—
Other non-cash operating activities	10,071	1,783	646
Changes in operating assets and liabilities:
Accounts receivable	52,400	(171,577)	(128,811)
Inventories	(11,602)	(9,650)	(6,058)
Prepaid and other current assets	(378)	(13,059)	(4,612)
Accounts payable	(7,670)	(1,182)	24,449
Accrued liabilities	(4,585)	13,107	13,494
Due to related parties	—	(20,305)	5,584
Deferred revenue	1,184	6,376	6,622
Net cash used in operating activities	(83,568)	(333,192)	(114,786)
Investing Activities
Purchases of property and equipment—related party	—	—	(15,135)
Purchases of property, equipment, and intangible assets	(97,141)	(106,361)	(26,706)
Net cash used in investing activities	(97,141)	(106,361)	(41,841)
Financing Activities
IPO proceeds, net of discount and related fees	(1,155)	1,277,010	—
Repurchase of Class A shares and LLC Units	—	(696,489)	—
Proceeds from warrant exercise	922	—	—
Repurchase of Class A shares to cover employee tax withholdings	(9,901)	(85,684)	—
Settlement of canceled awards	—	(2,000)	—
Issuance of Class A common stock	—	6	—
Proceeds from sale of Preferred Units, net	—	—	388,634
Member tax distributions	—	—	(86)
Proceeds from HPS Credit Facility and Warrants, net	388,000	—	—
Borrowings on long-term debt	16,807	176,000	117,375
Payments of issuance costs	(11,784)	(6,127)	(3,514)
Principal payments on long-term debt	(194,439)	(193,516)	—
Principal payments on related party debt	—	(22,352)	(35,532)
Payments on finance leases	(10,138)	(3,017)	—
Other	663	251	(392)
Net cash provided by financing activities	178,975	444,082	466,485
Increase (Decrease) in cash	(1,734)	4,529	309,858
Cash at beginning of period	318,458	313,929	4,071
Cash at end of period	$316,724	$318,458	$313,929

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

SDC Inc. is the sole managing member of SDC Financial and, although SDC Inc. has a minority economic interest in SDC Financial, it has the sole voting power in, and controls the management of, SDC Financial. Accordingly, SDC Inc. consolidates the financial results of SDC Financial and reports a noncontrolling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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
The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (“ASC”) Topic 810, ‘‘Consolidation.” At December 31, 2020, the variable interest entities include 54 dentist owned PCs, and at December 31, 2019 the variable interest entities included 44 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally,

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2019
(in thousands, except share/unit data and per share/unit amounts)
the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.
All significant intercompany balances and transactions are eliminated in consolidation.
In January 2020, the Company adopted lease accounting guidance as discussed in Note 2 to the Consolidated Financial Statements. Adoption of the new lease accounting guidance had a material impact to the Company’s consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No material adjustments to retained earnings were made as a result of the adoption of this guidance. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations, comprehensive loss, changes in equity (deficit), or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 2 and Note 7 to the Consolidated Financial Statements.
COVID-19 Pandemic
The Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration. In response to COVID-19 and the related containment measures, the Company made the following operational changes to ensure the health and safety of its employees and its members: transitioned its team members, where possible, to a remote working environment; closed a portion of its SmileShops based on the Company’s real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations; reconfigured its SmileShops and popup locations to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”) requirements for Smile Guides; reconfigured its production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at its manufacturing facilities. The Company also enacted a resilience policy that provides its team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.
Additionally, the Company took the following actions in an effort to fortify the financial position of the business: reduced its marketing spend as a percentage of revenue; reduced its headquarters and retail workforce; secured the HPS Credit Facility; and initiated a real estate repositioning program.
The Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these changes, the Company incurred one-time charges of $32,491 during the year ended December 31, 2020, primarily associated with: the closure of its manufacturing facility in Kyle, Texas; the consolidation of several floors at its headquarters in Nashville, Tennessee; the closure and consolidation of a portion of its SmileShops; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decisions to align its rent costs with the current needs of the business, while also ensuring that it has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. For a complete discussion of our restructuring actions, see “Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Note 2—Summary of Significant Accounting Policies
Management Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value within equity on the consolidated balance sheets using the Black-Scholes option pricing model (see Note 10). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.
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
Aligners and Impression Kits: The Company enters into contracts with customers for aligner sales that involve multiple future performance obligations. The Company determined that aligner sales comprise the following distinct performance obligations: initial aligners, touch-up aligners, and retainers for international sales only which can occur at any time throughout the treatment plan (which is typically between five to ten months) upon the direction of and prescription from the treating dentist or orthodontist.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
collected on the consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. There are no fees or origination costs included in accounts receivable.
The Company sells doctor-prescribed impression kits to its customers as an alternative to an in-person visit at one of its SmileShops, popup locations, or Partner Network locations, comprised of affiliated dentist and orthodontist offices, where the customer receives a free oral digital imaging of their teeth. The Company combines the sales of its impression kits with aligner sales and recognizes the revenues as control of the performance obligation is transferred upon shipment of the aligners. The Company estimates the amount of impression kit sales that do not result in an aligner therapy treatment plan and recognizes such revenue when aligner conversion becomes remote.
Retainers and Other Products: The Company sells retainers and other products (such as whitening gel and tooth brushes) to customers, which can be purchased on the Company’s website or certain retail outlets. The sales of these products are independent and separate from the customer’s decision to purchase aligner therapy for domestic sales. The Company determined that the transfer of control for these performance obligations occurs as the title of such products passes to the customer or retail partner.
The following table summarizes revenue recognized for each product sold by the Company:

	Years Ended December 31,
	2020	2019	2018
Aligner revenue, net of implicit price concessions	$543,136	$683,429	$390,505
Financing revenue, net of implicit price concessions	49,407	43,899	25,107
Retainers and other products revenue	64,237	23,100	7,622
Total revenue	$656,780	$750,428	$423,234

Implicit price concessions included in total revenue	$66,128	$74,662	$46,554
Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $656,780, $750,428 and $423,234 of revenue, respectively, of which $19,750, $16,630 and $12,437 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2019, 2018 and 2017, respectively.
Shipping and Handling Costs
Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $23,036, $19,000 and $10,500 in outsourced shipping expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Marketing and Selling Expenses
Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, the Company incurred marketing, selling, and advertising costs of $322,919, $481,468 and $213,080, respectively.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
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
Depreciation and Amortization
Depreciation includes expenses related to the Company’s property, plant and equipment, including capital leases. Amortization includes expenses related to definite-lived intangible assets and capitalized software. Depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization is included in cost of revenues, selling expenses, and general and administrative expenses depending on the purpose of the related asset. Depreciation and amortization by financial statement line item for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Cost of revenues	$24,718	$11,186	$4,719
Marketing and selling expenses	7,079	5,322	1,429
General and administrative expenses	24,593	10,828	2,713
Total	$56,390	$27,336	$8,861
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
The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $407,902 and $150,448 in borrowings under its debt facilities (as discussed in Note 10) as of December 31, 2020 and 2019, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. The Company had no outstanding derivatives at December 31, 2020 or 2019; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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
The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at December 31, 2020 or 2019, or net revenue for the years ended December 31, 2020, 2019 and 2018.
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
Cash
Cash consists of all highly liquid investments with original maturities of less than three months. Cash is held in various financial institutions in the U.S. and internationally.
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
Leases

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
On January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre- and post-adoption. See “Recently Adopted Accounting Pronouncements—ASU No. 2016-02” below for more information. The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term right-of-use operating lease obligations in the consolidated balance sheet. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.
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
Internally Developed Software Costs
The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over a three-year period. During the years ended December 31, 2020, 2019, and 2018, the Company capitalized $21,509, $11,861, and $5,200, respectively, of internally developed software costs. Amortization expense for internally developed software was $7,978, $3,384 and $667 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
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
Recently Adopted Accounting Pronouncements
In January 2020, the Company adopted FASB ASU 2016-02 and subsequent updates, collectively referred to as ‘‘Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In July 2018, ASU 2018-10, ‘‘Codification Improvements to Topic 842, Leases,” was

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the package of practical expedients in transition, which permits it to not reassess its conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to the adoption of the new standard. The Company also elected the ongoing practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities related to short-term leases. The Company did not elect the use-of-hindsight practical expedient. The Company elected to not separate lease and non-lease components for certain classes of assets including real estate and equipment. As a result of adopting Topic 842, the Company recognized net operating lease right-of-use assets of $45,076 and operating lease liabilities of $44,807 as of the effective date. As part of adopting Topic 842 and the Company’s election to not separate lease and non-lease components, the Company increased its finance lease asset $3,791 and related liability $4,378 as of the effective date to include non-lease components. The cumulative effect of adding the non-lease components to finance leases upon adoption resulted in an immaterial adjustment to the opening balance of retained earnings as of January 1, 2020. The standard did not have a material impact on the Company’s results of operations or cash flows.
In January 2020, the Company adopted FASB ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
New Accounting Pronouncements Not Yet Adopted
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which eliminates most of the guidance in Subtopic 470-20 that requires separate accounting for embedded conversion features in convertible debt arrangements. Further, ASU 220-06 removes some of the conditions in Subtopic 815-40-25, "Contracts on an Entity's own Equity," that are required for equity classification, including the requirement for equity contracts to permit settlement in unregistered shares. The updated guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted for annual periods beginning after December 15, 2020. The Company plans to adopt the provisions of this guidance effective January 1, 2021 using the modified retrospective method of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 3—Inventories
Inventories are comprised of the following:

	Years Ended December 31,
	2020	2019
Raw materials	$10,059	$5,950
Finished goods	19,188	12,481
Total inventories	$29,247	$18,431
Note 4—Prepaid and other assets
Prepaid and other assets are comprised of the following:

	Years Ended December 31,
	2020	2019
Prepaid expenses	$9,315	$10,503
Deposits to vendors	2,111	3,132
Other	1,406	551
Total prepaid and other current assets	$12,832	$14,186
Prepaid expenses, non-current	$2,583	$1,308
Deposits to vendors, non-current	1,018	3,346
Indefinite-lived intangible assets	6,692	6,217
Other intangible assets, net	184	428
Investments	1,010	—
Total other assets	$11,487	$11,299

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company's indefinite-lived intangible asset during the years ended December 31, 2020, or 2019.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges
Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $32,491 for the year ended December 31, 2020. These charges were primarily associated with the closure of the manufacturing facility in Kyle, Texas; the consolidation of several floors at the Company headquarters in Nashville, Tennessee; the closure and consolidation of a portion of SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed manufacturing facility and SmileShops. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes restructuring charges for the periods presented.

	Years Ended December 31,
	2020	2019	2018
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$21,628	$—	$—
Impairment of right of use asset	3,829	—	—
	$25,457	$—	$—
Store closure and other related charges:
Impairment of inventory	$786	$—	$—
Short-term lease termination fees	4,687	—	—
Other expenses	1,561	—	—
	$7,034	$—	$—
The balance of the accruals for the restructuring programs recorded in accrued expenses in the consolidated balance sheets as of December 31, 2020 was $397.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 6—Property, plant and equipment, net
Property, plant and equipment were comprised of the following:

	Years Ended December 31,
	2020	2019
Lab and SmileShop equipment	$116,340	$79,103
Computer equipment and software	91,595	48,401
Leasehold improvements	25,721	13,275
Furniture and fixtures	13,627	13,152
Vehicles	6,266	2,660
Construction in progress	31,796	60,317
	285,345	216,908
Less: accumulated depreciation	(95,350)	(39,365)
Property, plant and equipment, net	$189,995	$177,543

The carrying values of assets under finance leases were $20,484 and $26,501 as of December 31, 2020 and 2019, respectively, net of accumulated depreciation of $15,444 and $4,670, respectively.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
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
The following table presents lease-related assets and liabilities at December 31, 2020:

Leases Assets and Liabilities	Balance Sheet Classification	December 31, 2020
Assets:
Operating leases	Operating lease right-of-use asset	$31,176
Finance leases	Property, plant, and equipment, net	20,484
		$51,660
Liabilities:
Operating leases	Other current liabilities	$6,821
Finance leases	Current portion of long-term debt	11,055
Operating leases	Operating lease liabilities, net of current portion	27,771
Finance leases	Long-term debt, net of current portion	10,997
		$56,644
Weighted average remaining term:
Operating leases		6.0 years
Finance leases		1.6 years
Weighted average discount rate:
Operating leases		5.87%
Finance leases		7.50%
(1) Finance lease assets are recorded net of accumulated amortization of $15,444 as of December 31, 2020.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
The following table presents certain information related to lease expense for finance and operating leases:

Expense Category	Statement of Operations Classification	Year Ended December 31, 2020
Finance lease expense:
Amortization of leased assets	Cost of revenues	$9,988
Interest of lease liabilities	Interest expense	2,062
Operating leases(3)		9,875
Short-term lease expense(3)		16,452
Variable lease expense(3)		3,249
Total lease expense		$41,626
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our condensed consolidated statements of operations, depending on the purpose of the related asset.

Other Information
The following table represents supplemental cash flow information:

Year Ended December 31, 2020
Cash paid for amounts used in the measurement of lease liabilities:
Cash used in operating activities	$9,056
Cash used in investing activities	$—
Cash used in financing activities	$10,138
Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the condensed consolidated balance sheet at December 31, 2020:

	Finance Leases	Operating Leases
2021	$11,209	$8,643
2022	6,859	6,812
2023	—	6,130
2024	—	5,349
2025	—	4,632
2026 and thereafter	—	9,895
Total minimum lease payments	18,068	41,461
Residual value	5,661	—
Amount representing interest	(1,677)	(6,869)
Present value of future minimum lease payments	22,052	34,592
Less: current portion	(11,055)	(6,821)
Long-term lease liabilities	$10,997	$27,771

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 8—Accrued liabilities
Accrued liabilities were comprised of the following at December 31, 2020:

	Years Ended December 31,
	2020	2019
Accrued marketing costs	$19,236	$31,804
Accrued payroll and payroll related expenses	27,912	25,019
Accrued sales tax and related costs	14,877	6,660
Other	38,564	29,856
Total accrued liabilities	$100,589	$93,339

Note 9—Income taxes
SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes, except that a subsidiary, SDC Holding and certain of its domestic and foreign subsidiaries, are taxed as corporations. The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. Any taxable income or loss generated by SDC Financial is passed through to and included in the taxable income or loss of its members, including SDC Inc., generally on a pro rata basis or otherwise under the terms of the SDC Financial LLC Agreement. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of SDC Financial, as well as any stand-alone income or loss generated by SDC Inc.
The Company’s U.S. federal and state income tax returns for the tax years 2016 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Australia, the U.K., Germany, Austria, the Netherlands, Spain, Ireland, Hong Kong, Singapore, Taiwan, and New Zealand with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2017. We anticipate this audit will conclude within the next twelve months. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.
Income Tax Expense
The components of loss before income taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
Domestic	$(269,211)	$(532,379)	$(51,224)
Foreign	(6,166)	(3,158)	(23,186)
Loss before income taxes	$(275,377)	$(535,537)	$(74,410)

The income tax provision was as follows:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$1,169	$1,018	$101
State	642	309	204
Foreign	1,253	491	—
Current income tax provision	$3,064	$1,818	$305
Deferred:
Federal	—	—	—
State	58	450	56
Foreign	—	—	—
Deferred income tax provision	58	450	56
Total income tax provision	$3,122	$2,268	$361

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interest and non taxable income	(13.2)%	(16.6)%	(21.0)%
State income tax, net of federal benefit	(0.1)%	(0.1)%	—%
Losses for which no benefit has been recognized	(0.4)%	(3.8)%	—%
Foreign rate differential	(0.1)%	(0.1)%	—%
Uncertain tax position	(0.5)%	(0.2)%	—%
Change in investment in partnership	(7.8)%	—%	—%
Other	—%	(0.6)%	—%
Effective income tax rate	(1.1)%	(0.4)%	—%

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$351	$539
Accruals and reserves	3,511	1,169
Net operating loss carryforwards	63,542	21,989
Deferred warrant expense	—	—
Basis in partnership	181,673	214,530
Gross deferred tax assets	$249,077	$238,227
Valuation allowance	(248,420)	(237,775)
Net deferred tax assets	$657	$452
Deferred tax liabilities:
Depreciation and amortization	(818)	(531)
Other	—	—
Gross deferred tax liabilities	(818)	(531)
Net deferred tax liabilities	$(161)	$(79)

At December 31, 2020 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $36,600, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $23,349, which expire from 2029 through 2034. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $3,665. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

As of December 31, 2020, the Company maintained a valuation allowance of approximately $248,420 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Unrecognized Tax Benefits

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2020	2019
Balance at beginning of year	$1,006	$34
Increases for tax positions taken in prior years	462	—
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current year	1,087	972
Decreases for settlements with taxing authorities	—	—
Decreases for lapsing of the statute of limitations	—	—
Balance at end of year	$2,555	$1,006

The total amount of accrued interest and penalties were not significant as of December 31, 2020. The total amount of unrecognized tax benefit recorded during 2020 and 2019 was $2,555 and $1,006, respectively. All our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the years ended December 31, 2020, or 2019.

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
Note 10—Long-Term Debt
The Company’s debt and capital lease obligations are comprised of the following at December 31, 2020 and 2019:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

	Years Ended December 31,
	2020	2019
HPS Credit Facility, net of unamortized financing costs of $10,431	$381,942	$—
JPM Credit Facility, net of unamortized financing costs of $2,513	—	147,935
Align redemption promissory note	4,609	34,090
Capital lease obligations (Note 7)	22,052	26,501
Total debt	408,603	208,526
Less current portion	(15,664)	(35,376)
Total long-term debt	$392,939	$173,150

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
The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility. During the year ended December 31, 2020, the Company amortized under the effective interest rate method $1,398 of deferred financing costs. The original issue discount is included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations.
Outstanding loans under the HPS Credit Facility bear interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.
Subject to certain exceptions, the HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash governed by a control agreement with HPS, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. As of December 31, 2020, the Company had $334,409 of its receivables collateralized as part of the HPS Credit Facility.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
prepaid; and after the first year, for a fee of 4% of the principal amount prepaid, with the prepayment fee decreasing each year to 3% in the third year, 2% in the fourth year and 1% in the fifth year.
As of December 31, 2020, the Company had $407,902 outstanding and was in compliance with all covenants in the HPS Credit Facility.
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
JPM Credit Facility
In June 2019, the Company entered into a loan and security agreement with JPMorgan Chase Bank, N.A., as the administrative agent, the collateral agent and a lender (the “JPM Credit Facility”), providing a secured revolving credit facility in an initial aggregate maximum principal amount of $500 million with the potential to increase the aggregate principal amount that may be borrowed up to an additional $250 million with the consent of the lenders participating in such increase. The proceeds from the HPS Credit Facility were used to pay all outstanding amounts under the JPM Credit Facility.
The Company recorded $6,188 related to deferred financing costs of the JPM Credit Facility. During the year ended December 31, 2020, the Company amortized under the effective interest method $919 of deferred financing costs.
Align Redemption Promissory Note
In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company will make monthly payments of $2,311 to Align through March 2021. The promissory note bears annual interest of 2.52% which is included in the consolidated statement of operations. As of December 31, 2020, the Company has $4,609 outstanding under this promissory note.
Future Maturities
Annual future maturities of long-term debt, excluding finance lease obligations, unamortized financing costs and unamortized HPS Warrant value, are as follows:

	HPS Credit Facility	Align Redemption Promissory Note	Total
2021	$—	$4,609	$4,609
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	407,902	—	407,902
Total	$407,902	$4,609	$412,511

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 11—Temporary Equity
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
Note 12—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of December 31, 2020, SDC Inc. had 115,429,319 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of December 31, 2020, SDC Inc. had a 29.9% economic ownership interest in SDC Financial.
Note 13—Variable Interest Entities

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the year ended December 31, 2020 and the period ended December 31, 2019. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

Note 14—Incentive Compensation Plans
In connection with the IPO, the Company adopted the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”) in August 2019. The Company’s board of directors or the compensation committee of the board of

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
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
Class A Common Stock Options
Options activity was as follows during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding beginning of period	1,744,556	$23.00	9.7	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	65,217	23.00
Outstanding at December 31, 2020	1,679,339	$23.00	8.7	$—
Exercisable at December 31, 2020	298,908	$23.00	—	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model include an expected dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 1.7% and an expected term of 6.0 years or 6.5 years, pursuant to vesting terms, resulting in a weighted average fair value of $10.29 or $10.68 per Option pursuant to vesting terms. As of December 31, 2020, unrecognized compensation expense related to the Options was $9,921. This expense is expected to be recognized over a weighted average period of 1.7 years.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
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
Non-IBA Restricted Stock Units
The Company granted RSUs to certain team members that generally vest annually over two to three years or after three years from the date of grant, subject to the recipient's continued employment or service to the Company through each vesting date.
A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2019	4,794,394	1,089,796	5,884,190	$21.88
Granted	—	1,900,605	1,900,605	$9.07
Vested	(2,722,283)	(303,969)	(3,026,252)	$22.20
Cancelled	(445,373)	(493,288)	(938,661)	$16.13
RSUs outstanding, December 31, 2020	1,626,738	2,193,144	3,819,882	$16.68
As of December 31, 2020, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $34,356. This expense is expected to be recognized over a weighted average period of 1.4 years.
Incentive Bonus Units
Prior to the IPO, SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.
Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year ended December 31, 2019. As of December 31, 2020, unrecognized compensation expense related to unvested IBUs was $262.
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $44,903, $350,122 and $19,839 for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.

Note 15—Earnings (Loss) per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2018. The basic and diluted earnings per share period for the year ended December 31, 2019, represents only the period from September 11, 2019 to December 31, 2019, which represents the period wherein the Company had outstanding Class A common stock.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator:
Net loss	$(278,499)	$(537,805)
Less: Net loss attributable to SDC Financial prior to the Reorganization Transactions	—	(104,245)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(200,133)	(319,047)
Net loss attributable to SDC Inc. - basic	(78,366)	(114,513)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(200,133)	(319,047)
Net loss attributable to SDC Inc. - diluted	$(278,499)	$(433,560)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	109,854,360	102,442,525
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	275,346,082	279,474,505
Weighted average shares of Class A common stock outstanding - diluted	385,200,442	381,917,030

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.71)	$(1.12)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.72)	$(1.14)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net loss per share in the periods presented:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Options	1,679,339	1,744,556
Restricted Stock Units	3,819,882	5,884,190
Warrants	3,889,575	1,471,735

Note 16—Employee Benefit Plans
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2020, 2019 and 2018, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
eligible compensation. The Company contributed $3,202, $2,707 and $1,133 to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 17—Related Party Transactions
Products and Services
The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (“Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $0, $7,433, and $8,250 of freight incurred through an Affiliate during the years ended December 31, 2020, 2019, and 2018, respectively, which is included in cost of revenues—related parties. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.
In addition, the Company paid one of the Affiliates $0, $1,255, and $1,200 in management fees for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 14).
The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $5,790, $1,716, and $153 for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the years ended December 31, 2020, 2019, and 2018 purchases from Align of equipment were $0, $6,025, and $15,135, respectively, and purchases of aligners included in cost of revenues—related parties were $0, $7,659, and $27,670, respectively.
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
In February 2020, the Company completed the purchase of a private aircraft from Camelot SI Leasing, LLC, an entity indirectly under common control with Camelot, for $3,400, the appraised value of the aircraft.
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
Note 18—Commitments and Contingencies
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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
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
In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. A hearing on the class certification motion is scheduled for March 26, 2021.
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
In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.
In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The Company denies any alleged wrongdoing and has moved to dismiss the action. Briefing on the motion to dismiss was completed on November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. The court took the matter under advisement.
Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020 and expects oral argument in or around the first quarter of 2021. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en blanc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. The court has not yet issued a ruling.
In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court has stayed the consumer claims pending the appeal. Litigation is in the pleading stage and discovery as to the purported provider class has commenced. A preliminary Case Management Order has been entered setting trial for some time in March 2022. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.
In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of our former members, Align, had violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align had breached both the non-competition and confidentiality provisions of the Company’s operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of its pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company is paying Align $54,000, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continues to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and has since filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,400. Arbitration was held in December 2020. The record has been closed and the arbitrator’s decision is expected by April 2021.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
In December 2020, a class action complaint was filed in the Illinois state court: Stacy Benbow et al. v. SmileDirectClub, Inc. et al., 2020 CH 07269 (Cook County Circuit Court filed 12/14/20). The complaint alleges violations of the Telephone Consumer Protection Act and seeks to represent a nationwide class of similarly situated persons. The complaint seeks injunctive relief, statutory damages, and attorneys’ fees and costs. A tentative settlement has been approved by the court and the Company has recorded an estimated loss of $4,800 related to such tentative settlement, but additional court proceedings are necessary before the settlement is finalized. Notice to the class is scheduled to be sent on March 20, 2021 and final approval is set for May 19, 2021.

Tax Receivable Agreement
As described in Note 7, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the year ended December 31, 2020 and 2019, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 19—Segment Reporting
The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the year ended December 31, 2020, approximately 86.6% of the Company’s revenues were generated by sales within North America and substantially all of its net property, plant and equipment was within the North America.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
Note 20—Quarterly Results of Operations Data (Unaudited)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue, net	$184,556	$168,501	$107,073	$196,650
Gross profit	136,017	118,741	58,297	136,873
Loss from operations	(19,200)	(27,765)	(74,019)	(96,480)
Net loss	(32,951)	(43,482)	(94,666)	(107,400)
Net loss attributable to noncontrolling interest	(23,224)	(30,892)	(67,867)	(78,150)
Net loss attributable to SmileDirectClub, Inc.	$(9,727)	$(12,590)	$(26,799)	$(29,250)

Earnings (loss) per share of Class A common stock:
Basic	$(0.09)	$(0.11)	$(0.25)	$(0.28)
Diluted	$(0.09)	$(0.11)	$(0.25)	$(0.28)

Weighted average shares outstanding:
Basic	114,008,652	111,703,080	109,048,411	104,595,081
Diluted	386,128,446	385,672,677	385,133,303	383,855,705

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue, net	$196,713	$180,185	$195,794	$177,736
Gross profit	143,338	138,750	161,129	128,821
Loss from operations	(92,246)	(382,341)	685	(16,371)
Net loss	(97,326)	(387,564)	(32,435)	(20,480)
Net loss attributable to noncontrolling interest	(71,109)	(299,268)	—	—
Net loss attributable to SmileDirectClub, Inc.	$(26,217)	$(88,296)	$(32,435)	$(20,480)

Earnings (loss) per share of Class A common stock:
Basic	$(0.25)	$(0.89)	N/A	N/A
Diluted	$(0.25)	$(0.89)	N/A	N/A

Weighted average shares outstanding:
Basic	103,043,244	99,533,877	N/A	N/A
Diluted	382,517,729	379,008,382	N/A	N/A

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)

Note 21—Supplemental Cash Flow

The supplemental cash flow information comprised of the following for the years ended December 31:

	2020	2019	2018
Interest paid	$30,900	$9,664	$8,392
Income taxes paid	$—	$—	$—
Purchases of property and equipment included in accounts payable	$11,809	$28,638	$1,457
Property acquired under finance lease	$—	$23,973	$6,867
Promissory note issued in exchange for member unit redemptions	$—	$—	$1,546
Costs associated with IPO included in accrued expenses	$—	$1,155	$—

Note 22—Subsequent Events
On February 9, 2021, the Company issued $650,000 principal amount of the Company’s 0.00% Convertible Senior Notes due 2026 (the “Notes”). The Company also granted the initial purchasers of the Notes an option to purchase up to an additional $97,500 aggregate principal amount of the Notes (“Option Notes”). On February 9, 2021, the initial purchasers of the Notes exercised their option to purchase $70,000 aggregate principal amount of the Option Notes (the “First Greenshoe Exercise”). The sale of the Option Notes from the First Greenshoe Exercise closed on February 12, 2021. On February 11, 2021, the initial purchasers of the Notes exercised the remaining portion of their option to purchase $27,500 aggregate principal amount of the Option Notes (the “Second Greenshoe Exercise” and, the Option Notes issued in connection with the Second Greenshoe Exercise, the “Second Greenshoe Option Notes”). The sale of the Second Greenshoe Option Notes closed on February 16, 2021.
The Notes were issued and governed by an indenture, dated February 9, 2021, (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee. The Notes will mature on February 1, 2026, unless earlier repurchased, redeemed or converted. The Notes will not bear regular interest, and the principal amount of the Notes will not accrete.
The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including the Company’s credit facility and trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company may, at its option, redeem some of the Notes, in whole or in part, at the applicable redemption price as set forth in the Indenture.
If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.
The Notes have customary provisions relating to the occurrence of an “Event of Default” (as defined in the Indenture), which include the following: (i) a default by the Company in the payment when due (whether at

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2020
(in thousands, except share/unit data and per share/unit amounts)
maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any Note (ii) a default by the Company for 30 days in the payment when due of special interest, if any, on any Note; (iii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iv) a default by the Company in its obligation to convert a Note in accordance with the Indenture upon the exercise of the conversion right with respect thereto, if such default is not cured within three business days after its occurrence; (v) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (vi) a default by the Company in its other obligations or agreements under the Indenture or the Notes (other than a default set forth in clauses (i), (ii), (iii), (iv) or (v) above) if such default is not cured or waived within 60 days after written notice is given in accordance with the Indenture; (vii) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50,000; and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid special interest, if any, on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by written notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid special interest, if any, on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
The Company used approximately $69,500 of the net proceeds from the Notes to fund the cost of entering into the capped call transactions described below. The Company intends to use a portion of the remainder of the net proceeds from the offering to repay amounts owed under the HPS Credit Facility.
On February 4, 2021, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the initial purchasers of the Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”). In addition, on February 9, 2021, in connection with First Greenshoe Exercise and on February 11, 2021, in connection with the Second Greenshoe Exercise, the Company entered into additional privately negotiated capped call transactions (together, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of Class A common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
The Capped Call Transactions are separate transactions entered into by the Company with each Option Counterparty, and are not part of the terms of the Notes and will not affect any noteholder’s rights under the Notes. Noteholders will not have any rights with respect to the Capped Call Transactions.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of SmileDirectClub, Inc.	8-K	001-39037	3.1	09/17/2019
3.2	Amended and Restated By-laws of SmileDirectClub, Inc.	8-K	001-39037	3.2	09/17/2019
4.1	Voting Agreement by and among David Katzman and the parties named therein	8-K	001-39037	10.3	09/17/2019
4.2	Registration Rights Agreement	S-1/A	333-233315	4.2	09/09/2019
4.3*	Description of Capital Stock
4.4	Form of Warrants to Purchase Class A Common Stock of SmileDirectClub, Inc. issued May 12, 2020.	10-Q	001-39037	4.1	05/15/2020
4.5	Indenture, dated as of February 9, 2021, between SmileDirectClub, Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-39037	4.1	02/10/2021
4.6	Form of certificate representing the 0.00% Convertible Senior Notes due 2026.	8-K	001-39037	4.2	02/10/2021
10.1	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-233315	10.1	09/09/2019
10.2	Seventh Amended and Restated Limited Liability Company Agreement of SDC Financial LLC	8-K	001-39037	10.1	09/17/2019
10.3	Tax Receivable Agreement, by and among SmileDirectClub, Inc. and certain holders described therein	8-K	001-39037	10.2	09/17/2019
10.5	SmileDirectClub, Inc. 2019 Omnibus Incentive Plan	S-8	333-233773	4.1	09/16/2019
10.6	SmileDirectClub, Inc. 2019 Stock Purchase Plan	S-8	333-233773	4.2	09/16/2019
10.7	Form of SmileDirectClub, Inc. Change in Control Severance Agreement	S-1/A	333-233315	10.7	09/09/2019
10.8	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice	S-1	333-233315	10.8	08/16/2019
10.9	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Stock Option Grant Notice	S-1/A	333-233315	10.9	09/09/2019
10.10	Loan Agreement, dated as of May 12, 2020, among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent.	10-Q	001-39037	10.1	05/15/2020
10.11	Form of Capped Call Confirmation.	8-K	001-39037	10.1	02/10/2021
10.12*	Summary of SmileDirectClub, Inc. Compensation for Non-Employee and Non-Affiliated Directors
21.1*	Subsidiaries of Registrant
23.1*	Consent Ernst & Young LLP
24.1	Power of Attorney (Included on Signature Page)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

March 12, 2021	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

March 12, 2021	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

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

March 12, 2021	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

March 12, 2021	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

March 12, 2021	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)

March 12, 2021	/s/ Steven Katzman
Date	Steven Katzman
Chief Operating Officer and Director

March 12, 2021	/s/ Jordan Katzman
Date	Jordan Katzman
Director

March 12, 2021	/s/ Alexander Fenkell
Date	Alexander Fenkell
Director

March 12, 2021	/s/ Susan Greenspon Rammelt
Date	Susan Greenspon Rammelt
Chief Legal Officer, Secretary, and Director

March 12, 2021	/s/ Rick Schnall
Date	Rick Schnall
Director

March 12, 2021	/s/ Dr. William H. Frist
Date	Dr. William H. Frist
Director

March 12, 2021	/s/ Carol J. Hamilton
Date	Carol J. Hamilton
Director

March 12, 2021	/s/ Richard F. Wallman
Date	Richard F. Wallman
Director