Form 10-Q
period 2021-03-31
SmileDirectClub, Inc.
filed 2021-05-10
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 3, 2021:
Class A Common Stock: 118,252,146
Class B Common Stock: 269,272,682

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of SmileDirectClub, Inc. (“SmileDirectClub,” “Company,” “us,” “we,” or “our”) contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Cash	$434,545	$316,724
Accounts receivable	225,392	221,973
Inventories	28,598	29,247
Prepaid and other current assets	10,361	12,832
Total current assets	698,896	580,776
Accounts receivable, non-current	74,611	71,355
Property, plant and equipment, net	195,875	189,995
Operating lease right-of-use asset	30,222	31,176
Other assets	12,775	11,487
Total assets	$1,012,379	$884,789
LIABILITIES AND EQUITY
Accounts payable	$20,624	$36,848
Accrued liabilities	109,477	100,589
Deferred revenue	23,066	26,619
Current portion of long-term debt	10,918	15,664
Other current liabilities	6,813	6,821
Total current liabilities	170,898	186,541
Long-term debt, net of current portion	734,737	392,939
Operating lease liabilities, net of current portion	26,536	27,771
Other long-term liabilities	—	43,400
Total liabilities	932,171	650,651
Commitment and contingencies
Equity
Class A common stock, par value $0.0001 and 117,893,041 shares issued and outstanding at March 31, 2021 and 115,429,319 shares issued and outstanding at December 31, 2020	12	11
Class B common stock, par value $0.0001 and 269,272,682 shares issued and outstanding at March 31, 2021 and 270,908,566 shares issued and outstanding at December 31, 2020	27	27
Additional paid-in-capital	424,563	483,393
Accumulated other comprehensive loss	(51)	(102)
Accumulated deficit	(221,788)	(192,879)
Noncontrolling interest	(140,175)	(73,932)
Warrants	17,620	17,620
Total equity	80,208	234,138
Total liabilities and equity	$1,012,379	$884,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$188,802	$183,928
Financing revenue	10,659	12,722
Total revenues	199,461	196,650
Cost of revenues	47,961	59,777
Gross profit	151,500	136,873
Marketing and selling expenses	97,123	142,324
General and administrative expenses	81,078	91,029
Other store closure and related costs	1,128	—
Loss from operations	(27,829)	(96,480)
Interest expense	17,566	4,022
Loss on extinguishment of debt	47,631	—
Other expense	912	4,924
Net loss before provision for income tax expense	(93,938)	(105,426)
Provision for income tax expense	1,707	1,974
Net loss	(95,645)	(107,400)
Net loss attributable to noncontrolling interest	(66,736)	(78,150)
Net loss attributable to SmileDirectClub, Inc.	$(28,909)	$(29,250)

Earnings (loss) per share of Class A common stock:
Basic	$(0.25)	$(0.28)
Diluted	$(0.25)	$(0.28)

Weighted average shares outstanding:
Basic	116,961,510	104,595,081
Diluted	386,878,524	383,855,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(95,645)	$(107,400)
Other comprehensive income:
Foreign currency translation adjustment	169	1,042
Comprehensive loss	(95,476)	(106,358)
Comprehensive loss attributable to noncontrolling interests	(66,618)	(77,392)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(28,858)	$(28,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	103,303,674	279,474,505	$10	$28	$447,866	$—	$(114,513)	$125,166	$(272)	$458,285
Net loss	—	—	—	—	—	—	(29,250)	(78,150)	—	(107,400)
Issuance of Class A shares in connection with equity-based awards	862,633	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,326,736	—	—	—	—	—	922	—	922
Exchange of Class B common stock for Class A common stock	4,346,355	(4,346,355)	1	(1)	891	—	—	(891)	—	—
Equity-based compensation	—	—	—	—	16,396	—	—	—	—	16,396
Equity-based payments	—	—	—	—	(3,067)	—	—	—	—	(3,067)
Foreign currency translation adjustment	—	—	—	—	—	—	—	758	284	1,042
Other	—	—	—	—	(1,040)	—	—	—	—	(1,040)
Balance at March 31, 2020	108,512,662	276,454,886	$11	$27	$461,046	$—	$(143,763)	$47,805	$12	$365,138

Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138
Net loss	—	—	—	—	—	—	(28,909)	(66,736)	—	(95,645)
Issuance of Class A shares in connection with equity-based awards	827,838	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,635,884	(1,635,884)	—	—	(375)	—	—	375	—	—
Equity-based compensation	—	—	—	—	15,159	—	—	—	—	15,159
Equity-based payments	—	—	—	—	(4,043)	—	—	—	—	(4,043)
Foreign currency translation adjustment	—	—	—	—	—	—	—	118	51	169
Capped call instruments					(69,518)					(69,518)
Other	—	—	—	—	(52)	—	—	—	—	(52)
Balance at March 31, 2021	117,893,041	269,272,682	$12	$27	$424,563	$17,620	$(221,788)	$(140,175)	$(51)	$80,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(95,645)	$(107,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,460	11,442
Deferred loan cost amortization	1,960	628
Equity-based compensation	15,159	16,396
Loss on extinguishment of debt	47,631	—
Paid in kind interest expense	3,324	—
Changes in ROU asset	954	—
Other non-cash operating activities	—	1,971
Changes in operating assets and liabilities:
Accounts receivable	(6,675)	421
Inventories	649	(9,756)
Prepaid and other current assets	1,169	3,459
Accounts payable	(15,569)	20,348
Accrued liabilities	5,798	(11,506)
Deferred revenue	(3,553)	3,602
Net cash used in operating activities	(28,338)	(70,395)
Investing Activities
Purchases of property, equipment, and intangible assets	(22,981)	(28,123)
Net cash used in investing activities	(22,981)	(28,123)
Financing Activities
IPO proceeds, net of discount and related fees	—	(1,155)
Proceeds from warrant exercise	—	922
Repurchase of Class A shares to cover employee tax withholdings	(4,043)	(3,067)
Repayment of HPS Credit Facility	(396,497)	—
Payment of extinguishment costs	(37,701)	—
Borrowings of long-term debt	747,500	15,800
Payments of issuance costs	(20,595)	—
Purchase of capped call transactions	(69,518)	—
Final settlement of Align arbitration	(43,400)	—
Principal payments on long-term debt	(4,609)	(6,733)
Payments of finance leases	(2,541)	(2,497)
Other	169	1,224
Net cash provided by financing activities	168,765	4,494
Effect of exchange rates change on cash and cash equivalents	375	—
Increase (decrease) in cash	117,821	(94,024)
Cash at beginning of period	316,724	318,458
Cash at end of period	$434,545	$224,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 1—Organization and Basis of Presentation
Organization

SmileDirectClub, Inc. was formed on April 11, 2019 with no operating assets or operations as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SDC Financial LLC and its subsidiaries. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “SmileDirectClub,” and similar references refer to SmileDirectClub, Inc. and its consolidated subsidiaries, including SDC Financial LLC and its subsidiaries. “SDC Financial” refers to SDC Financial LLC and “SDC Inc.” refers to SmileDirectClub, Inc. The Company is engaged by its network of doctors to provide a suite of non-clinical administrative support services, including access to and use of its SmileCheck platform, as a dental support organization. For purposes of these notes to condensed consolidated financial statements (unaudited), the Company’s affiliated network of dentists and orthodontists is included in the definition of “we,” “us,” “our,” and the “Company” as it relates to any clinical aspect of the member’s treatment. All of the Company’s manufacturing operations are directly or indirectly conducted by Access Dental Lab, LLC (“Access Dental”), one of its operating subsidiaries.

SmileDirectClub is an oral care company and creator of the first MedTech platform for teeth straightening. Through the Company’s cutting-edge teledentistry technology and vertically integrated model, it is revolutionizing the oral care industry, from clear aligner therapy to its affordable, premium oral care product line. SmileDirectClub’s mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. SmileDirectClub is headquartered in Nashville, Tennessee and operates in the U.S., Costa Rica, Puerto Rico, Canada, Australia, New Zealand,
United Kingdom, Ireland, Germany, Austria, the Netherlands, Mexico, Hong Kong, Singapore and Spain.

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

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany accounts and transactions have been eliminated in the unaudited condensed financial statements.

The interim condensed consolidated financial statements include the accounts of SDC Inc., which consolidates SDC Financial and its wholly-owned subsidiaries, as well as accounts of contractually affiliated professional corporations (“PCs”) managed by the Company.

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At March 31, 2021, the variable interest entities include 55 dentist owned PCs, and at December 31, 2020 the variable interest entities included 54 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

All significant intercompany balances and transactions are eliminated in consolidation.

COVID-19 Pandemic

The Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration. In response to COVID-19 and the related containment measures, the Company made the following operational changes beginning in the second quarter of 2020 to ensure the health and safety of its employees and its members: transitioned its team members, where possible, to a remote working environment; closed a portion of its SmileShops based on the Company’s real estate repositioning program as well as local public health guidelines and evolving customer behaviors and expectations; reconfigured its SmileShops and popup locations to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”) requirements for Smile Guides; reconfigured its production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at its manufacturing facilities. The Company also enacted a resilience policy that provides its team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.

Additionally, the Company took the following actions beginning in the second quarter of 2020 in an effort to fortify the financial position of the business: reduced its marketing spend as a percentage of revenue; reduced its headquarters and retail workforce; secured long-term financing; and initiated a real estate repositioning program.

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $1,128 during the three months ended March 31, 2021, primarily associated with store closure costs. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 2—Summary of Significant Accounting Policies

Management Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value within equity on the interim condensed consolidated balance sheets using the Black-Scholes option pricing model (see Note 9). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived primarily from sales of aligners, impression kits, whitening gel, and retainers, and interest earned through its SmilePay financing program. Revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, discounts and returns.

The Company identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates (the number of times a customer is expected to order additional aligners), costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation, in making these estimates. Further, the Company’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract. The Company uses the expected cost plus a margin approach to determine the SSP for performance obligations, and discounts are allocated to each performance obligation based on the relative SSP. However, any material changes in the allocation of the SSP could impact the timing of revenue recognition, which may have a material effect on the Company’s financial position and result of operations as the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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

Aligners and Impression Kits: The Company enters into contracts with customers for aligner sales that involve multiple future performance obligations. The Company determined that aligner sales comprise the following distinct performance obligations: initial aligners, touch-up aligners, and retainers for international sales only which can occur at any time

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

throughout the treatment plan (which is typically between five months to ten months) upon the direction of and prescription from the treating dentist or orthodontist.

The Company allocates revenues for each performance obligation based on its SSP and recognizes the revenues as control of the performance obligation is transferred upon shipment of the aligners. The Company recognizes aligner revenue on amounts expected to be collected during the course of the treatment plan.

The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 24 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the interim condensed consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. There are no fees or origination costs included in accounts receivable.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended March 31,
	2021	2020
Aligner revenue, net of implicit price concessions	$167,463	$170,935
Financing revenue, net of implicit price concessions	10,659	12,722
Retainers and other products revenue	21,339	12,993
Total revenue	$199,461	$196,650
Implicit price concessions included in total revenue	$14,528	$23,370

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the three months ended March 31, 2021 and 2020, the Company recognized $199,461 and $196,650 of revenue, respectively, of which $15,990, and $12,108 was previously included in deferred revenue on the condensed consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Allowance for credit losses: The Company records an expense to maintain an allowance for credit losses that result from the failure or inability of its members or other partners to make required payments deemed collectible when the product was delivered. When determining the allowances for member receivables, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends in its estimation of expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, cancellations, and adjustments, net of recoveries, as well as an analysis of the aged accounts receivable balances. Accounts receivable may be fully reserved for

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

when specific collection issues are known to exist, such as a history of missed scheduled payments and customer service or production issues.

Activity in the allowance for credit losses of receivables was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at January 1, 2021	$39,448
Current period provision for expected credit losses	13,884
Write-offs and other adjustments charged against the allowance, net of recoveries	(17,085)
Balance at March 31, 2021	$36,247

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the condensed consolidated statements of operations upon shipment. The Company incurred approximately $6,909 and $5,391 in outsourced shipping expenses for the three months ended March 31, 2021 and 2020, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three months ended March 31, 2021 and 2020, the Company incurred marketing, selling, and advertising costs of $97,123 and $142,324, respectively.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$7,050	$5,554
Marketing and selling expenses	1,571	1,643
General and administrative expenses	7,839	4,245
Total	$16,460	$11,442

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $747,500 and $407,902 in borrowings under its debt facilities (as discussed in Note 9) as of March 31, 2021 and December 31, 2020, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. The Company had no outstanding derivatives at March 31, 2021 or December 31, 2020; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at March 31, 2021 or December 31, 2020, or net revenue for the three months ended March 31, 2021 and 2020.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation or amortization are removed from the respective accounts and the related gains or losses are reflected in the condensed consolidated statements of operations.

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the condensed consolidated balance sheets and are amortized over a three-year period. During the three months ended March 31, 2021 and 2020, the Company capitalized $4,529 and $3,758, respectively, of internally developed software costs. Amortization expense for internally developed software was $3,179 and $1,497 for the three months ended March 31, 2021, and 2020, respectively.

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

Income Taxes

SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial in the condensed consolidated financial statements. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, LLC (‘‘SDC Holding”) and its domestic and foreign subsidiaries, which are taxed as corporations. As such, SDC Financial does not pay any federal income taxes, as any income or loss is included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the condensed consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities taxed as corporations are

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

subject to federal, state, and foreign income taxes, in the jurisdictions in which they operate, and accruals for such taxes are included in the condensed consolidated financial statements. The Company further evaluates deferred tax assets in each jurisdiction and recognizes associated benefits when positive evidence of realization exceeds negative evidence, and otherwise records valuation allowances as necessary.

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

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. The Company recognizes this contingent liability in its condensed consolidated financial statements when amounts become probable as to incurrence and estimable in amount.

Recently Adopted Accounting Pronouncements

In January 2021 the Company adopted FASB ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In January 2021, the Company adopted FASB ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplified the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The Company adopted the provisions of this guidance effective January 1, 2021 using the modified retrospective method of adoption which required no cumulative-effect adjustment to retained earnings as of the beginning of the period.

In January 2021, the Company adopted FASB ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which eliminates most of the guidance in Subtopic 470-20 that requires separate accounting for embedded conversion features in convertible debt arrangements. Further, ASU 220-06 removes some of the conditions in Subtopic 815-40-25, "Contracts on an Entity's own Equity," that are required for equity classification, including the requirement for equity contracts to permit settlement in unregistered shares. The Company adopted the provisions of this

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

guidance effective January 1, 2021, using the modified retrospective method of adoption which required no cumulative-effect adjustment to retained earnings as of the beginning of the period. The Company applied the provisions of this guidance to the recently issued 2026 Convertible Senior Notes and related capped call transactions.

Note 3—Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$9,711	$10,059
Finished goods	18,887	19,188
Total inventories	$28,598	$29,247

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	March 31,	December 31,
	2021	2020
Prepaid expenses	$7,896	$9,315
Deposits to vendors	2,465	2,111
Other	—	1,406
Total prepaid and other current assets	$10,361	$12,832
Prepaid expenses, non-current	$2,820	$2,583
Deposits to vendors, non-current	1,019	1,018
Indefinite-lived intangible assets	7,761	6,692
Other intangible assets, net	165	184
Investments	1,010	1,010
Total other assets	$12,775	$11,487

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the three months ended March 31, 2021, or 2020.

Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $1,128 for the three months ended March 31, 2021. These charges were primarily associated with store closure costs and consolidation of a portion of SmileShops, which is an on-going evaluation. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes restructuring charges for the periods presented:

Three Months Ended March 31,
	2021	2020
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$—	$—
Impairment of right of use asset	—	—
	$—	$—
Store closure and other related charges:
Impairment of inventory	$—	$—
Short-term lease termination fees	—	—
Other expenses	1,128	—
	$1,128	$—

The balance of the accruals for the restructuring programs recorded in accrued expenses in the condensed consolidated balance sheets as of March 31, 2021 was $400.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	March 31,	December 31,
	2021	2020
Lab and SmileShop equipment	$120,884	$116,340
Computer equipment and software	108,603	91,595
Leasehold improvements	25,390	25,721
Furniture and fixtures	13,339	13,627
Vehicles	7,869	6,266
Construction in progress	30,527	31,796
	306,612	285,345
Less: accumulated depreciation	(110,737)	(95,350)
Property, plant and equipment, net	$195,875	$189,995

The carrying values of assets under finance leases were $18,058 and $20,484 as of March 31, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $17,870 and $15,444, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2021	2020
Accrued marketing and selling costs	$32,500	$19,236
Accrued payroll and payroll related expenses	20,723	27,912
Accrued sales tax and related costs	12,001	14,877
Other	44,253	38,564
Total accrued liabilities	$109,477	$100,589

Note 8—Income Taxes

SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes, except for a subsidiary, SDC Holding and certain of its domestic and foreign subsidiaries, are taxed as corporations. The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. Any taxable income or loss generated by SDC Financial is passed through to and included in the taxable income or loss of its members, including SDC Inc., generally on a pro rata basis or otherwise under the terms of the SDC Financial LLC Agreement. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of SDC Financial, as well as any stand-alone income or loss generated by SDC Inc.

The Company’s U.S. federal and state income tax returns for the tax years 2017 and beyond remain subject to examination by the Internal Revenue Service. The Company also has operations in Costa Rica, Puerto Rico, Canada, Mexico, Australia, the U.K., Germany, Austria, the Netherlands, Spain, Ireland, Hong Kong, Singapore, Taiwan, and New Zealand with tax filings in each foreign jurisdiction. With respect to state and local jurisdictions, the Company and its subsidiaries are typically subject to examination for several years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying condensed consolidated financial statements for any adjustments that may be incurred due to state or local audits and uncertain tax positions. The Company is also subject to withholding taxes in foreign jurisdictions. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The income tax provision was as follows:

	Three Months Ended March 31,
	2021	2020
Current:
Federal	$591	$1,698
State	593	(67)
Foreign	399	200
Current income tax provision	$1,583	$1,831
Deferred:
Federal	$—	$—
State	124	143
Foreign	—	—
Deferred income tax provision	$124	$143
Total income tax provision	$1,707	$1,974

At March 31, 2021 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $45,911, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $27,625, which expire from 2029 through 2035. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $3,121. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

As of March 31, 2021, the Company maintained a valuation allowance of approximately $280,944 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement with the Continuing LLC Members. The Tax Receivable Agreement provides for the payment by SDC Inc. of 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in SDC Inc.’s share of the tax basis in the net assets of SDC Financial resulting from any redemptions or exchanges of LLC Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (collectively, the “TRA Payments”). The Company expects to benefit from the remaining 15% of any of cash savings, if any, that it realizes.

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the three months ended March 31, 2021, or 2020.

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

Note 9—Long-Term Debt

The Company’s debt and capital lease obligations are comprised of the following:

	March 31,	December 31,
	2021	2020
2026 Convertible Senior Notes, net of unamortized financing costs $21,356 and $0, respectively	$726,144	$—
HPS Credit Facility, net of unamortized financing costs of $0 and $10,431, respectively	—	381,942
Align redemption promissory note	—	4,609
Capital lease obligations	19,511	22,052
Total debt	745,655	408,603
Less current portion	(10,918)	(15,664)
Total long-term debt	$734,737	$392,939

2026 Convertible Senior Notes

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

The initial conversion rate for the Notes is 55.3710 shares of the Company's Class A Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $18.06 per share of Class A Common Stock. The initial conversion price of the Notes represents a premium of approximately 40% over the last reported sale of $12.90 per share of the Company's Class A Common Stock on February 4, 2021. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events in accordance with the terms of the Indenture.

The Company recorded $21,979 related to deferred financing costs of the Notes. During the three months ended March 31, 2021, the Company amortized under the effective interest rate method $623 of deferred financing costs.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including the Company’s trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Notes have customary provisions relating to the occurrence of an “Event of Default” (as defined in the Indenture), which include the following: (i) a default by the Company in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any Note (ii) a default by the Company for 30 days in the payment when due of special interest, if any, on any Note; (iii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iv) a default by the Company in its obligation to convert a Note in accordance with the Indenture upon the exercise of the conversion right with respect thereto, if such default is not cured within three business days after its occurrence; (v) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (vi) a default by the Company in its other obligations or agreements under the Indenture or the Notes (other than a default set forth in clauses (i), (ii), (iii), (iv) or (v) above) if such default is not cured or waived within 60 days after written notice is given in accordance with the Indenture; (vii) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50,000; and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries.

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

The Company used approximately $69,518 of the net proceeds from the Notes to fund the cost of entering into the capped call transactions described below. The Company used a portion of the remainder of the net proceeds from the offering to repay amounts owed under the HPS Credit Facility.

On February 4, 2021, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the initial purchasers of the Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”). In addition, on February 9, 2021, in

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

connection with First Greenshoe Exercise and on February 11, 2021, in connection with the Second Greenshoe Exercise, the Company entered into additional privately negotiated capped call transactions (collectively, and together with the Base Capped Call Transactions, the “Capped Call Transactions”) with the Option Counterparties. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of Class A common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

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

The proceeds of the HPS Credit Facility were used to repay all outstanding amounts under the previous JPM Credit Facility and for working capital and other corporate purposes. In connection with the repayment, the Company paid $187 in fees and wrote-off the remaining unamortized loan costs of $1,594, both of which were included in loss from extinguishment of debt in the period in which the HPS Credit Facility was entered.

The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility in the second quarter of 2020. During the three months ended March 31, 2021, the Company amortized under the effective interest rate method $536 of deferred financing costs. The original issue discount is included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations.

Outstanding loans under the HPS Credit Facility bore interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.

Subject to certain exceptions, the HPS Credit Facility was secured by first-priority security interests in SPV’s assets, which consisted of certain receivables, cash governed by a control agreement with HPS, intellectual property and related assets. SPV’s obligations under the Loan Agreement were guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. As of March 31, 2021, the Company had $0 of its receivables collateralized as part of the HPS Credit Facility.

The HPS Credit Facility contained various restrictions, covenants, ratios and events of default, including:

•SPV had limitations on consolidations, creation of liens, incurring additional indebtedness, dispositions of assets, investments and paying dividends or other distributions.

•SDC Financial LLC, its consolidated subsidiaries and certain originator entities had to maintain minimum monthly liquidity of $100,000 and are subject to additional leverage ratios upon the occurrence of additional debt.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

•SDC Financial LLC was subject to a consolidated leverage ratio measured as of the end of each fiscal quarter beginning March 31, 2022, to be calculated based on annualized EBITDA for the first three quarters of 2022, and thereafter, to be calculated based on EBITDA during the trailing four fiscal quarters for the relevant period.

The HPS Credit Facility could have been refinanced during the first year, provided that SPV would be required to pay the amount of interest that would have accrued during the remainder of the first year, plus 4% of the principal amount prepaid; and after the first year, for a fee of 4% of the principal amount prepaid, with the prepayment fee decreasing each year to 3% in the third year, 2% in the fourth year and 1% in the fifth year.

On March 29, 2021, the HPS Credit Facility was paid in full and terminated. In connection with the repayment, the unamortized loan costs, the unaccreted warrant value, and the prepayment fee described above are recorded as a loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.

HPS Warrants

In connection with the HPS Credit Facility, the Company issued warrants (“HPS Warrants”) to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounted to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The HPS Warrants were recorded at their initial fair value of $17,620 and included within stockholders’ equity. The termination and payoff of the HPS Credit Facility did not impact the HPS Warrants.

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 15, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the condensed consolidated statement of operations. As of March 31, 2021, the Company has $0 outstanding under this promissory note.

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

2026 Convertible Senior Notes
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	—
2026	747,500
Total	$747,500

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of March 31, 2021, SDC Inc. had 117,893,041 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of March 31, 2021, SDC Inc. had a 30.5% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the three months ended March 31, 2021 and 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Class A Common Stock Options

Options activity was as follows during the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,679,339	$23.00	8.7	$—
Granted	50,000	12.21	9.8	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	1,729,339	$22.69	8.5	$—
Exercisable at March 31, 2021	298,908	$23.00	8.4	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model for awards issued during the three months ended March 31, 2021, include an expected dividend yield of 0.0%, expected volatility of 65.6%, risk-free interest rate of 0.8% and an expected term of 6.3 years, pursuant to vesting terms, resulting in a weighted average fair value of $8.17 per Option pursuant to vesting terms. As of March 31, 2021, unrecognized compensation expense related to the Options was $8,867. This expense is expected to be recognized over a weighted average period of 1.6 years.

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

A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2020	1,626,738	2,193,144	3,819,882	$16.68
Granted	—	3,882,579	3,882,579	$11.45
Vested	(469,503)	(495,379)	(964,882)	$16.44
Forfeited	—	(71,281)	(71,281)	$10.63
RSUs outstanding, March 31, 2021	1,157,235	5,509,063	6,666,298	$13.72

As of March 31, 2021, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $64,743. This expense is expected to be recognized over a weighted average period of 2.5 years.

Incentive Bonus Units

Prior to the IPO, SDC Financial issued Incentive Bonus Units (“IBUs”) to employees and non-employees. For employee IBUs, the fair value is based on SDC Financial’s unit value on the date of grant. For non-employee IBUs the fair value is determined at the time of vesting.

Two employee IBU agreements were modified in July 2019 to accelerate certain vesting conditions upon a change of control. As a result of the acceleration of vesting conditions resulting from the Reorganization Transactions and the IPO, the Company recognized incremental compensation expense of $436 during the year ended December 31, 2019. As of March 31, 2021, unrecognized compensation expense related to unvested IBUs was $131.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $15,159 and $16,396 for the three months ended March 31, 2021 and 2020, respectively. Amounts are included in general and administrative expense on the condensed consolidated statements of operations.

Note 13—Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(95,645)	$(107,400)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(66,736)	(78,150)
Net loss attributable to SDC Inc. - basic	(28,909)	(29,250)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(66,736)	(78,150)
Net loss attributable to SDC Inc. - diluted	$(95,645)	$(107,400)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	116,961,510	104,595,081
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	269,917,014	279,260,624
Weighted average shares of Class A common stock outstanding - diluted	386,878,524	383,855,705

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.25)	$(0.28)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.25)	$(0.28)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended March 31,
	2021	2020
Options	1,729,339	1,744,556
Restricted Stock Units	6,666,298	5,963,434
Warrants	3,889,575	144,999
Shares issuable under the Notes (if converted method)(1)	41,389,822	—
(1) In connection with the issuance of the Notes, the Company entered into Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Call Transactions are expected to reduce the potential dilution to the Company's common stock (or, in the event a conversion of the Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Notes the Company’s common stock price exceeds the conversion price of the Notes.

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to federal limits. For the three months ended March 31, 2021 and 2020, the Company matched (i) 100% of employees’ salary deferral contributions up to 3% and (ii) 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $820 and $1,251 to the 401(k) plan for the three months ended March 31, 2021 and 2020, respectively.

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $1,346 and $841 for the three months ended March 31, 2021 and 2020, respectively.

In February 2020, the Company completed the purchase of a private aircraft from Camelot SI Leasing, LLC, an entity indirectly under common control with Camelot, for $3,400, the appraised value of the aircraft.

Distribution Payable

In August 2019, SDC Financial declared a distribution of $43,400 less any amount determined to be due and payable to Align in connection with the Align arbitration proceedings to the pre-IPO investors. The arbitration proceedings were finalized during the period and this amount plus accrued interest was paid to Align in March 2021.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against the Company, members of the Company’s board of directors, certain of its current officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions. On March 31, 2021 the Plaintiffs filed an Amended Complaint. Defendants motion to dismiss the new complaint is due on or before May 14, 2021.

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of Appeal on April 28, 2021.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending.

In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which is fully briefed and remains pending. Oral argument is set to be heard on May 25, 2021.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.

In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The consolidated complaint asserts claims against certain defendants for breaches of fiduciary duty, aiding and abetting those breaches, and unjust enrichment. The consolidated complaint seeks, among other things, disgorgement of allegedly unlawful profits from selling common stock and LLC Units. The Company has moved to dismiss the action. Briefing on the motion to dismiss was completed on

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. The court took the matter under advisement.

Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020 and oral argument took place on February 23, 2021. The appellate court has not yet issued its ruling. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. The court has not yet issued a ruling.

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

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of our former members, Align, violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align breached both the non-competition and confidentiality provisions of the Company’s operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of its pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company paid Align $54,000, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continued to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and filed a subsequent arbitration proceeding disputing the $54,000 redemption amount and seeking an additional $43,400. Arbitration was held in December 2020. The arbitrator reached final decision in March 2021 and the Company paid Align the remaining amount of $43,400 (which it had reserved) plus accrued interest.

In December 2020, a class action complaint was filed in the Illinois state court: Stacy Benbow et al. v. SmileDirectClub, Inc. et al., 2020 CH 07269 (Cook County Circuit Court filed 12/14/20). The complaint alleges violations of the Telephone Consumer Protection Act and seeks to represent a nationwide class of similarly situated persons. The complaint seeks injunctive relief, statutory damages, and attorneys’ fees and costs. A tentative settlement has been approved by the court and the Company has recorded an estimated loss of $4,800 related to such tentative settlement; however, additional court proceedings are necessary before the settlement is finalized. Notice to the class was sent on March 20, 2021, and final approval is set for May 19, 2021.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three months ended March 31, 2021 and 2020, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore, the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the three months ended March 31, 2021, approximately 83.3% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America.

Note 18—Subsequent Events

On May 3, 2021, the Company announced that it experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021 (the “Incident”). The Company promptly implemented a series of containment and remediation measures to address the Incident, including temporarily isolating and shutting down affected systems and related manufacturing operations. The Company immediately mobilized its internal engineering security team and has engaged leading forensic information technology firms to assist the Company’s investigation into the Incident. As a result of these efforts, the Company was able to successfully block the attack, no ransom was paid, and the Company’s systems and operations are back online and performing normally.
Since the date of the Incident, the Company has been, and is, actively managing the Incident and, in consultation with its third-party advisors, investigating and seeking to understand and quantify the impact on the Company, its business operations and financial results. The Company had no data loss from, or other loss of assets as a result of, the Incident, including any exposure of customer or team member information. The Incident, however, has caused, and may continue to cause, delays and disruptions to parts of the Company’s business, including treatment planning, manufacturing operations, and product delivery. While the Company maintains insurance coverage for certain expenses and potential liabilities that may be associated with the Incident, and the Company plans to pursue coverage for all applicable expenses and liabilities, at this time, the Company expects that the Incident may have a material impact on its business operations and financial results in the second quarter.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, disclosed elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and the creator of the first MedTech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, New Zealand, United Kingdom, Ireland, Germany, Austria, the Netherlands, Mexico, Hong Kong, Singapore and Spain.

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended March 31, 2021 and 2020, we shipped 106,345 and 122,751 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended March 31, 2021 and 2020 was $1,860 and $1,770, respectively. Our ASP is less than our standard $1,950 price as a result of discounts offered to select members.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 pandemic

We continue to navigate the uncertain and unprecedented economic and operating conditions resulting from the COVID-19 pandemic and its protracted duration. In response to COVID-19 and the related containment measures, we made the following operational changes beginning in the second quarter of 2020 to ensure the health and safety of our employees and our members: transitioned our employees, where possible, to a remote working environment; closed a portion of our SmileShops based on our real estate repositioning program, local public health guidelines and evolving customer behaviors and expectations; reconfigured our SmileShops and popup locations to reduce customer overlap in the waiting area and require touchless temperature screening upon arrival; heightened the personal protective equipment protocol (“PPE”)

requirements for our Smile Guides; reconfigured our production lines to observe social distancing; and implemented enhanced cleaning and sanitizing routines, thermal temperature screening, mandatory PPE protocols and other health and safety measures at our manufacturing facilities. We also enacted a resilience policy that provides our team members paid leave for COVID-19 testing and up to two weeks of paid leave for any required self-quarantine due to the team member testing positive for COVID-19.

Additionally, we took the following actions beginning in the second quarter of 2020 in an effort to fortify the financial position of the business: reduced our marketing spend as a percentage of revenue; reduced our headquarters and retail workforce; secured by the HPS Credit Facility and further strengthened by a convertible notes offering in February 2021; and initiated a real estate repositioning program.

Beginning in the second quarter of 2020, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program that remains on-going. As a result of these actions, we incurred one-time charges of approximately $1.1 million during the three months ended March 31, 2021, primarily associated with store closure costs. Given the uncertain operating environment and the shift to work-from-home, we made the strategic decision to align our rent costs with the current needs of the business, while also ensuring that we have sufficient capacity to support future growth. We continue to evaluate our properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits beginning in the third quarter of 2020. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, controlled growth and international expansion, each as more specifically discussed below.

Efficient acquisition of new members

•Visits to our website: During the first quarter, we averaged approximately 5 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

•Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment, order a doctor prescribed impression kit or book an appointment at an affiliated dentist or orthodontist office, which we refer to as our “Partner Network,” to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve member conversion from website visit through SmileShop and Partner Network appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.

•Referrals: During the first quarter, we remained strong on our member experience with referrals reaching 21% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.

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

We manufacture all of our aligners and retainers in our manufacturing facilities. We continue to invest in automating our manufacturing and treatment planning operations, launching our second generation manufacturing at the end of the third quarter of 2020, which we believe will contribute to increased efficiencies going forward. We have built extensive supply chain mechanisms that allow us to quickly and accurately create treatment plans and manufacture aligners.

Marketing and selling expenses

Our marketing expenses include costs associated with an omni-channel approach supported by mixed media marketing (MMM). These costs include online sources, such as social media and paid search, and offline sources, such as television, experiential events, local events, and business-to-business partnerships. We also have comprehensive strategies across search engine optimization, customer relationship management (CRM) marketing, and earned and owned marketing. We have invested significant resources into optimizing our member conversion process.

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

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.

We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, equity-based compensation, loss on extinguishment of debt, impairment of long-lived assets, abandonment and other related charges and certain other non-operating expenses, such as one-time store closure costs associated with our real estate repositioning strategy, severance and other labor costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance, and we believe it will provide the same to members/stockholders.

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

Results of Operations

The following table summarizes our historical results of operations. The period-over-period comparison of results of operations is not necessarily indicative of results for future periods, and the results for any interim period are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this discussion of our results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

(in thousands)	Three Months Ended March 31,
	2021	2020
	(unaudited)
Statements of Operations Data:
Total revenues	$199,461	$196,650
Cost of revenues	47,961	59,777
Gross profit	151,500	136,873
Marketing and selling expenses	97,123	142,324
General and administrative expenses	81,078	91,029
Other store closure and related costs	1,128	—
Loss from operations	(27,829)	(96,480)
Total interest expense	17,566	4,022
Loss on extinguishment of debt	47,631	—
Other expense	912	4,924
Net loss before provision for income tax expense	(93,938)	(105,426)
Provision for income tax expense	1,707	1,974
Net loss	(95,645)	(107,400)
Net loss attributable to non-controlling interest	(66,736)	(78,150)
Net loss attributable to SDC Inc.	$(28,909)	$(29,250)
Other Data:
Adjusted EBITDA	$4,918	$(66,982)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net loss	$(95,645)	$(107,400)
Depreciation and amortization	16,460	11,442
Total interest expense	17,566	4,022
Income tax expense	1,707	1,974
Other store closure and related costs	1,128	—
Loss on extinguishment of debt	47,631	—
Equity-based compensation	15,159	16,396
Other non-operating general and administrative losses	912	6,584
Adjusted EBITDA	$4,918	$(66,982)

Comparison of the three months ended March 31, 2021 and 2020

Revenues

Revenues increased $2.8 million, or 1.4%, to $199.5 million in the three months ended March 31, 2021 from $196.7 million in the three months ended March 31, 2020. The increase in revenue was primarily driven by an aligner price increase enacted in the third quarter of 2020 and growth in sales of our retail product line. As a result of this price increase, our ASP improved by approximately 5% as compared to the prior year quarter.

For the three months ended March 31, 2021, revenues for the U.S. and Canada were approximately $166.2 million, or 83.3% and revenues for the rest of world were approximately $33.3 million, or 16.7%.

Cost of revenues

Cost of revenues decreased $11.8 million, or 19.8%, to $48.0 million in the three months ended March 31, 2021 from $59.8 million in the three months ended March 31, 2020. Cost of revenues decreased as a percentage of revenues from 30.4% in the three months ended March 31, 2020 to 24.0% in the three months ended March 31, 2021, primarily due to continued automation of our manufacturing processes. This decrease was partially offset by higher costs associated with an increase in the mix of aligner sales driven by impression kits compared to the prior year period, which resulted in higher material and shipping costs.

Gross margin increased to 76.0% in the three months ended March 31, 2021 from 69.6% in the three months ended March 31, 2020, primarily as a result of the factors described above.

Marketing and selling expenses

Marketing and selling expenses as a percentage of revenues decreased to 48.7% in the three months ended March 31, 2021 from 72.4% in the three months ended March 31, 2020, and decreased to $97.1 million in the three months ended March 31, 2021 from $142.3 million in the three months ended March 31, 2020, primarily due to cost containment measures taken as a result of the effects of COVID-19 on our revenues, including more efficient marketing spend and realignment of our SmileShops to align more closely with demand and operating at a higher utilization percentage driving margin improvement.

General and administrative expenses

General and administrative expenses decreased $10.0 million, or 10.9%, to $81.1 million in the three months ended March 31, 2021 from $91.0 million in the three months ended March 31, 2020. This decrease was primarily due to decreased personnel, travel and facilities costs associated with the changes made to the business as a result of the COVID-19 pandemic and an overall rigorous focus on cost control. This decrease was partially offset by higher depreciation and amortization expense associated with investments in the business. The current and prior year periods include equity-based compensation expense of $15.2 million and $16.4 million, respectively in general and administrative expenses. General and administrative expenses as a percent of revenue decreased from 46.3% in the three months ended March 31, 2020 to 40.6% in the three months ended March 31, 2021, primarily due to the factors mentioned above.

Lease abandonment, impairment of long-lived assets and other related charges

Lease abandonment, impairment of long-lived assets and other related charges were $1.1 million for the three months ended March 31, 2021, compared to $0.0 million for the three months ended March 31, 2020. These charges are primarily associated with the closure and consolidation of a portion of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at our closed SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.

Interest expense

Interest expense increased $13.5 million to $17.6 million in the three months ended March 31, 2021 from $4.0 million in the three months ended March 31, 2020, primarily as a result of both higher principal balances and interest rates related to the HPS Credit Facility and approximately $2.0 million related to our Align equity payment settlement.

Loss on extinguishment of debt

Loss on extinguishment of debt in the three months ended March 31, 2021 was $47.6 million in conjunction with the payoff of the HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in the prior year.

Other expense

Other expense decreased $4.0 million to $0.9 million in the three months ended March 31, 2021 from $4.9 million in the three months ended March 31, 2020, primarily as a result of unrealized foreign currency translation adjustments.

Provision for income tax expense

Our provision for income tax expense was $1.7 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA

For the three months ended March 31, 2021, Adjusted EBITDA was $4.9 million compared to a negative $67.0 million for the prior year period. For the three months ended March 31, 2021, Adjusted EBITDA for the U.S. and Canada combined was a positive $11.6 million, or 7.0% of revenue, and Adjusted EBITDA for the rest of world was a negative $6.7 million.

Liquidity and Capital Resources

As of March 31, 2021, SDC Inc. had cash on hand of $434.5 million an accumulated deficit of $221.8 million and had working capital of $528.0 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, international expansion, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the IPO and other financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility.

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement” included in our Annual Report on Form 10-K for the period ending December 31, 2020. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(28,338)	$(70,395)
Net cash used in investing activities	(22,981)	(28,123)
Net cash provided by financing activities	168,765	4,494
Effect of changes in exchange rates on cash and cash equivalents	375	—
Increase (decrease) in cash	117,821	(94,024)
Cash at beginning of period	316,724	318,458
Cash at end of period	$434,545	$224,434

Comparison of the three months ended March 31, 2021 and 2020

As of March 31, 2021, we had $434.5 million in cash, an increase of $210.1 million compared to $224.4 million as of March 31, 2020.

Cash used in operating activities decreased to $28.3 million during the three months ended March 31, 2021 compared to $70.4 million in the three months ended March 31, 2020, or a decrease of $42.1 million, primarily resulting from improved operating performance adjusted for non-cash items partially offset by the change in working capital.

Cash used in investing activities decreased to $23.0 million during the three months ended March 31, 2021, compared to $28.1 million in the three months ended March 31, 2020, primarily resulting from a decrease in the investment in SmileShop locations, partially offset by purchases of manufacturing automation equipment and investments in technology equipment and software as well as international expansion to support our planned growth.

Cash provided by financing activities increased to $168.8 million during the three months ended March 31, 2021, compared to $4.5 million in the three months ended March 31, 2020. This increase in cash provided by financing activities is primarily due to the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of approximately $20.6 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which were expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. The proceeds from the Notes were used to repay the HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we entered into a settlement agreement with Align Technologies pursuant to a final arbitration decision whereby we distributed the remaining $43.4 million of equity value previously accrued plus interest.

Tax Receivable Agreement

Our purchase of LLC Units from SDC Financial, coupled with SDC Financial’s purchase and cancellation of LLC Units from the Pre-IPO investors in connection with the IPO and any future exchanges of LLC Units for our Class A common stock or cash are expected to result in increases in our allocable tax basis in the assets of SDC Financial that otherwise would not have been available to us. These increases in tax basis are expected to provide us with certain tax benefits that can reduce the amount of cash tax that we otherwise would be required to pay in the future. We and SDC Financial are parties to the Tax Receivable Agreement with the Continuing LLC Members, pursuant to which we are obligated to pay the Continuing LLC Members 85% of the cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that we actually realize as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of an exchange of LLC Units. All of the effects of changes in any of our estimates after the date of the exchange will be included in net loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net loss. Because we are the managing member of SDC Financial, which is the managing member of SDC LLC, which is the managing member of SDC Holding, we have the ability to determine when distributions (other than tax distributions) will be made by SDC Holding to SDC LLC and by SDC LLC to SDC Financial and the amount of any such distributions, subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments). Any such distributions will then be distributed to all holders of LLC Units, including us, pro rata based on holdings of LLC Units. The cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. We expect that such distributions will be sufficient to fund both our tax liability and the required payments under the Tax Receivable Agreement.

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

A portion of the proceeds of the offering of the Notes were used to fund the cost of privately negotiated capped call transactions with certain initial purchasers, and used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility.

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

Outstanding loans under the HPS Credit Facility bore interest at a variable rate equal to three-month LIBOR (subject to a 1.75% per annum floor), plus 7.50% per annum payable in cash, plus 3.25% per annum payable in kind or, at the Company’s election, wholly or partially in cash.

Subject to certain exceptions, the HPS Credit Facility was secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial.

The HPS Credit Facility could have been refinanced during the first year, provided that SPV would be required to pay the amount of interest that would have accrued during the remainder of the first year, plus 4% of the principal amount prepaid; and after the first year, for a fee of 4% of the principal amount prepaid, with the prepayment fee decreasing each year to 3% in the third year, 2% in the fourth year and 1% in the fifth year. As of March 31, 2021, the Company had $0 outstanding and was in compliance with all covenants in the HPS Credit Facility.

On March 29, 2021, the HPS Credit Facility was repaid in full.

See Note 9 to the condensed consolidated financial statements for further discussion of the Notes.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and equity-based compensation, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on our financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact our financial condition, results of operations, or cash flows. Actual results could differ from those estimates. While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policy and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue recognition

As discussed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have implemented ASC 606, “Revenue from Contracts with Customers,” as of January 1, 2017 using the full retrospective method.

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

We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 61% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.

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

Income tax expense

We are the managing member of SDC Financial and, as a result, consolidate the financial results of SDC Financial. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, that is treated like a corporation. As such, SDC Financial does not pay any federal income taxes, as any income or loss will be included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the condensed consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities are required to be looked at on a stand-alone basis resulting in federal income taxes, and such federal income taxes are included in the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

On February 9, 2021 we issued $650.0 million principal amount of Notes and also granted the initial purchasers of the Notes an option to purchase up to an additional $97.5 million aggregate principal amount of the Notes. The sale of the Notes concluded on February 16, 2021, with the initial purchasers exercising their options to buy the final amount of the additional Notes. Overall, we incurred $747.5 million principal amount of indebtedness as a result of this offering. The Notes were issued at a 0.0% coupon rate.

A portion of the proceeds of the offering of the Notes were used to fund the cost of privately negotiated capped call transactions with certain initial purchasers, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated and supplemented below. However, the risks and uncertainties we face are not limited to those described in this report and in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business, particularly given the rapidly evolving nature of the COVID-19 pandemic and containment measures, and the related impacts to economic and operating conditions.

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

Our website and information systems may be subject to computer viruses, break ins, phishing impersonation attacks, attempts to overload our servers with denial of service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents, including employee or system error, causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. It is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our members to be secure. Our infrastructure may be vulnerable to physical break ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance, or similar disruptive problems. If we fail to meet our members’ expectations regarding the security of healthcare information, we could incur significant liability and be subject to regulatory scrutiny and penalties and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. We could be forced to expend significant resources investigating the cause of the incident, repairing system damage, increasing cybersecurity protection, and notifying and providing credit monitoring to affected individuals. Concerns over our privacy practices could adversely affect others’ perception of us and deter members, advertisers, and partners from using our products. All of this could increase our expenses and divert the attention of our management and key personnel away from our business operations. Member care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from these risks.
For example, we experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021. We promptly implemented a series of containment and remediation measures to address the incident, including temporarily isolating and shutting down affected systems and related manufacturing operations. We immediately mobilized our internal engineering security team and engaged leading forensic information technology firms to assist our investigation into the incident. Since the date of the incident, we have been actively managing the incident and, in consultation with our third-party advisors, investigating and seeking to understand and quantify the impact on the Company, our business operations and financial results. While the Company had no data loss from, or other loss of assets as a result of, the incident, including any exposure of customer or team member information, there is no guarantee that such loss will not occur in any future incident. The incident has caused, and may continue to cause, delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. While we maintain insurance coverage for certain expenses and potential liabilities that may be associated with this incident, and we plan to pursue coverage for all applicable expenses and liabilities, disputes over the extent of insurance coverage for claims are not uncommon, and there is no guarantee we will recognize any proceeds resulting from our claim. Furthermore, while we have not been the subject of any legal proceedings involving this incident, it is possible that we could be the subject of claims from persons alleging that they suffered damages from the incident. We also are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

10.12*	Summary of SmileDirectClub, Inc. Compensation for Non-Employee and Non-Affiliated Directors
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

May 10, 2021	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

May 10, 2021	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)