Form 10-Q
period 2021-09-30
SmileDirectClub, Inc.
filed 2021-11-08
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(800) 342-0462
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2021:
Class A Common Stock: 119,135,334
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Cash	$307,648	$316,724
Accounts receivable	195,778	221,973
Inventories	38,953	29,247
Prepaid and other current assets	19,886	12,832
Total current assets	562,265	580,776
Accounts receivable, non-current	66,862	71,355
Property, plant and equipment, net	218,412	189,995
Operating lease right-of-use asset	24,103	31,176
Other assets	14,455	11,487
Total assets	$886,097	$884,789
LIABILITIES AND EQUITY
Accounts payable	$19,909	$36,848
Accrued liabilities	117,166	100,589
Deferred revenue	22,224	26,619
Current portion of long-term debt	9,717	15,664
Other current liabilities	5,992	6,821
Total current liabilities	175,008	186,541
Long-term debt, net of current portion	733,184	392,939
Operating lease liabilities, net of current portion	20,810	27,771
Other long-term liabilities	2,811	43,400
Total liabilities	931,813	650,651
Commitment and contingencies
Equity
Class A common stock, par value $0.0001 and 119,103,923 shares issued and outstanding at September 30, 2021 and 115,429,319 shares issued and outstanding at December 31, 2020	12	11
Class B common stock, par value $0.0001 and 269,243,501 shares issued and outstanding at September 30, 2021 and 270,908,566 shares issued and outstanding at December 31, 2020	27	27
Additional paid-in-capital	442,743	483,393
Accumulated other comprehensive income (loss)	109	(102)
Accumulated deficit	(266,060)	(192,879)
Noncontrolling interest	(240,167)	(73,932)
Warrants	17,620	17,620
Total equity (deficit)	(45,716)	234,138
Total liabilities and equity	$886,097	$884,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$126,796	$156,459	$478,185	$434,796
Financing revenue	10,887	12,042	33,140	37,428
Total revenues	137,683	168,501	511,325	472,224
Cost of revenues	39,412	49,760	133,233	158,313
Gross profit	98,271	118,741	378,092	313,911
Marketing and selling expenses	96,175	66,722	289,241	243,564
General and administrative expenses	85,658	74,110	251,778	233,828
Lease abandonment and impairment of long-lived assets	1,378	3,960	1,378	28,593
Other store closure and related costs	95	1,714	1,759	6,190
Loss from operations	(85,035)	(27,765)	(166,064)	(198,264)
Interest expense	1,772	15,555	21,277	29,627
Loss on extinguishment of debt	—	—	47,631	13,781
Other expense (income)	2,695	(1,028)	3,737	2,131
Net loss before provision for income tax expense (benefit)	(89,502)	(42,292)	(238,709)	(243,803)
Provision for income tax expense (benefit)	(119)	1,190	1,576	1,745
Net loss	(89,383)	(43,482)	(240,285)	(245,548)
Net loss attributable to noncontrolling interest	(61,991)	(30,892)	(167,104)	(176,909)
Net loss attributable to SmileDirectClub, Inc.	$(27,392)	$(12,590)	$(73,181)	$(68,639)

Earnings (loss) per share of Class A common stock:
Basic	$(0.23)	$(0.11)	$(0.62)	$(0.63)
Diluted	$(0.23)	$(0.11)	$(0.62)	$(0.64)

Weighted average shares outstanding:
Basic	118,918,072	111,703,080	118,081,711	108,459,488
Diluted	388,161,573	385,672,677	387,554,625	384,888,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(89,383)	$(43,482)	$(240,285)	$(245,548)
Other comprehensive income:
Foreign currency translation adjustment	775	62	692	1,211
Comprehensive loss	(88,608)	(43,420)	(239,593)	(244,337)
Comprehensive loss attributable to noncontrolling interests	(61,453)	(30,847)	(166,623)	(176,029)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(27,155)	$(12,573)	$(72,970)	$(68,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	110,123,999	275,376,789	11	27	470,838	17,620	(170,562)	(20,052)	42	297,924
Net loss	—	—	—	—	—	—	(12,590)	(30,892)	—	(43,482)
Issuance of Class A shares in connection with equity-based awards	392,395	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	2,589,386	(2,589,386)	—	—	(233)	—	—	233	—	—
Equity-based compensation	—	—	—	—	10,972	—	—	—	—	10,972
Equity-based payments	—	—	—	—	(2,447)	—	—	—	—	(2,447)
Foreign currency translation adjustment	—	—	—	—	—	—	—	45	17	62
Other	—	—	—	—	289	—	—	—	—	289
Balance at September 30, 2020	113,105,780	272,787,403	$11	$27	$479,419	$17,620	$(183,152)	$(50,666)	$59	$263,318

Balance at December 31, 2019	103,303,674	279,474,505	10	28	447,866	—	(114,513)	125,166	(272)	458,285
Net loss	—	—	—	—	—	—	(68,639)	(176,909)	—	(245,548)
Issuance of Class A shares in connection with equity-based awards	1,655,618	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,459,386	—	—	(15)	—	—	937	—	922
Exchange of Class B common stock for Class A common stock	8,146,488	(8,146,488)	1	(1)	740	—	—	(740)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	38,189	—	—	—	—	38,189
Equity-based payments	—	—	—	—	(6,976)	—	—	—	—	(6,976)
Foreign currency translation adjustment	—	—	—	—	—	—	—	880	331	1,211
Other	—	—	—	—	(385)	—	—	—	—	(385)
Balance at September 30, 2020	113,105,780	272,787,403	$11	$27	$479,419	$17,620	$(183,152)	$(50,666)	$59	$263,318

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	118,672,409	269,243,501	12	27	433,927	17,620	(238,668)	(178,714)	(128)	34,076
Net loss	—	—	—	—	—	—	(27,392)	(61,991)	—	(89,383)
Issuance of Class A shares in connection with equity-based awards	431,514	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10,492	—	—	—	—	10,492
Equity-based payments	—	—	—	—	(1,634)	—	—	—	—	(1,634)
Foreign currency translation adjustment	—	—	—	—	—	—	—	538	237	775
Other	—	—	—	—	(42)	—	—	—	—	(42)
Balance at September 30, 2021	119,103,923	269,243,501	$12	$27	$442,743	$17,620	$(266,060)	$(240,167)	$109	$(45,716)

Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138
Net loss	—	—	—	—	—	—	(73,181)	(167,104)	—	(240,285)
Issuance of Class A shares in connection with equity-based awards	1,925,965	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,665,065	(1,665,065)	—	—	(388)	—	—	388	—	—
Issuance of shares in connection with TMSPP	83,574	—	—	—	632	—	—	—	—	632
Equity-based compensation	—	—	—	—	37,659	—	—	—	—	37,659
Equity-based payments	—	—	—	—	(8,897)	—	—	—	—	(8,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	481	211	692
Capped call instruments	—	—	—	—	(69,518)	—	—	—	—	(69,518)
Other	—	—	—	—	(137)	—	—	—	—	(137)
Balance at September 30, 2021	119,103,923	269,243,501	$12	$27	$442,743	$17,620	$(266,060)	$(240,167)	$109	$(45,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(240,285)	$(245,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,655	39,399
Deferred loan cost amortization	4,069	3,021
Equity-based compensation	37,659	38,189
Loss on extinguishment of debt	47,631	13,594
Paid in kind interest expense	3,324	5,118
Asset impairment and related charges	1,378	30,903
Changes in ROU asset	977	5,797
Changes in operating assets and liabilities:
Accounts receivable	30,845	43,755
Inventories	(9,706)	(8,456)
Prepaid and other current assets	(10,062)	(2,844)
Accounts payable	(20,984)	(9,441)
Accrued liabilities	9,827	(8,559)
Deferred revenue	(4,395)	26,416
Net cash used in operating activities	(98,067)	(68,656)
Investing Activities
Purchases of property, equipment, and intangible assets	(70,284)	(68,768)
Net cash used in investing activities	(70,284)	(68,768)
Financing Activities
IPO proceeds, net of discount and related fees	—	(1,155)
Proceeds from warrant exercise	—	922
Repurchase of Class A shares to cover employee tax withholdings	(9,055)	(6,976)
Proceeds from stock purchase plan	632	—
Repayment of HPS Credit Facility	(396,497)	—
Payment of extinguishment costs	(37,701)	—
Proceeds from HPS Credit Facility and Warrants, net	—	388,000
Borrowings of long-term debt	747,500	16,807
Payments of issuance costs	(21,179)	(11,784)
Purchase of capped call transactions	(69,518)	—
Final payment of Align arbitration	(43,400)	—
Principal payments on long-term debt	(4,609)	(187,579)
Payments of finance leases	(8,046)	(7,543)
Other	684	1,319
Net cash provided by financing activities	158,811	192,011
Effect of exchange rates change on cash and cash equivalents	464	—
Increase (decrease) in cash	(9,076)	54,587
Cash at beginning of period	316,724	318,458
Cash at end of period	$307,648	$373,045
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

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany balances and transactions are eliminated in consolidation.

The interim condensed consolidated financial statements include the accounts of SDC Inc., which consolidates SDC Financial and its wholly-owned subsidiaries, as well as accounts of contractually affiliated professional corporations (“PCs”) managed by the Company.

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At September 30, 2021, the variable interest entities include 53 dentist owned PCs, and at December 31, 2020 the variable interest entities included 54 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

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

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $5,674 and $34,783 during the three and nine months ended September 30, 2020. This one-time charge was primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. During the three and nine months ended September 30, 2021, we incurred one-time charges of approximately $1,473 and $3,137, respectively, primarily associated with store closure costs and further consolidation of corporate office space. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 2—Summary of Significant Accounting Policies

Management Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value at the time of issuance within equity on the interim condensed consolidated balance sheet using the Black-Scholes option pricing model (see Note 9). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aligner revenue, net of implicit price concessions	$108,273	$139,279	$418,590	$388,111
Financing revenue, net of implicit price concessions	10,887	12,042	33,140	37,428
Retainers and other products revenue	18,523	17,180	59,595	46,685
Total revenue	$137,683	$168,501	$511,325	$472,224
Implicit price concessions included in total revenue	$12,370	$15,363	$38,861	$50,051

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the nine months ended September 30, 2021 and 2020, the Company recognized $511,325 and $472,224 of revenue, respectively, of which $22,348, and $19,547 was previously included in deferred revenue on the condensed consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Allowance for credit losses: The Company records a provision to maintain an allowance for credit losses that result from the failure or inability of its members or other partners to make required payments deemed collectible when the product was delivered. When determining the allowances for member receivables, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends in its estimation of expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, cancellations, and adjustments, net of recoveries, as well as an analysis of the aged accounts receivable balances. Accounts receivable may be fully reserved for

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

when specific collection issues are known to exist, such as a history of missed scheduled payments and customer service or production issues.

Activity in the allowance for credit losses of receivables was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at January 1, 2021	$39,448
Current period provision for expected credit losses	38,102
Write-offs and other adjustments charged against the allowance, net of recoveries	(44,816)
Balance at September 30, 2021	$32,734

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the condensed consolidated statements of operations upon shipment. The Company incurred approximately $4,901, $17,578, $5,891 and $18,516 in outsourced shipping expenses for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three and nine months ended September 30, 2021 and 2020, the Company incurred marketing, selling, and advertising costs of $96,175, $289,241, $66,722, and $243,564, respectively.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$6,679	$5,944	$20,608	$17,385
Marketing and selling expenses	1,340	1,635	4,384	4,906
General and administrative expenses	10,467	6,463	26,663	17,108
Total	$18,486	$14,042	$51,655	$39,399

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $747,500 and $407,902 in borrowings under its debt facilities (as discussed in Note 9) as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of September 30, 2021 the fair value of the debt facility was approximately $525,000 compared to its carrying value of $728,895.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. The Company had no outstanding derivatives at September 30, 2021 or December 31, 2020; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at September 30, 2021 or December 31, 2020, or net revenue for the three and nine months ended September 30, 2021 and 2020.

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the condensed consolidated balance sheets and are amortized over a three-year period. During the three and nine months ended September 30, 2021 and 2020, the Company capitalized $4,135, $12,436, $3,555, and $10,938, respectively, of internally developed software costs. Amortization expense for internally developed software was $5,686, $12,433, $2,091, and $5,373 for the three and nine months ended September 30, 2021, and 2020, respectively.

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

Note 3—Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$13,708	$10,059
Finished goods	25,245	19,188
Total inventories	$38,953	$29,247

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	September 30,	December 31,
	2021	2020
Prepaid expenses	$15,033	$9,315
Deposits to vendors	2,426	2,111
Other	2,427	1,406
Total prepaid and other current assets	$19,886	$12,832
Prepaid expenses, non-current	$2,585	$2,583
Deposits to vendors, non-current	967	1,018
Indefinite-lived intangible assets	7,095	6,692
Other intangible assets, net	808	184
Investments and other	3,000	1,010
Total other assets	$14,455	$11,487

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the three and nine months ended September 30, 2021, or 2020.

Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $1,473 and $3,137 for the three and nine months ended September 30, 2021. These charges were primarily associated with store closure costs and consolidation of a portion of SmileShops, which is an on-going evaluation. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes restructuring charges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$—	$3,131	$—	$19,878
Impairment of right of use asset	1,378	829	1,378	8,715
	$1,378	$3,960	$1,378	$28,593
Store closure and other related charges:
Impairment of inventory	$—	$786	$—	$786
Short-term lease termination fees	—	864	—	4,687
Other expenses	95	64	1,759	717
	$95	$1,714	$1,759	$6,190

The balance of the accruals for the restructuring programs recorded in accrued expenses in the condensed consolidated balance sheet as of September 30, 2021 was $235.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	September 30,	December 31,
	2021	2020
Lab and SmileShop equipment	$120,625	$116,340
Computer equipment and software	145,212	91,595
Leasehold improvements	26,644	25,721
Furniture and fixtures	13,704	13,627
Vehicles	7,862	6,266
Construction in progress	47,423	31,796
	361,470	285,345
Less: accumulated depreciation	(143,058)	(95,350)
Property, plant and equipment, net	$218,412	$189,995

The carrying values of assets under finance leases were $12,927 and $20,484 as of September 30, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $20,199 and $15,444, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2021	2020
Accrued marketing and selling costs	$33,522	$19,236
Accrued payroll and payroll related expenses	27,547	27,912
Accrued sales tax and related costs	6,754	14,877
Other	49,343	38,564
Total accrued liabilities	$117,166	$100,589

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The income tax provision was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$362	$186	$682	$186
State	(102)	160	538	318
Foreign	(498)	525	100	865
Current income tax provision	$(238)	$871	$1,320	$1,369
Deferred:
Federal	$—	$—	$—	$—
State	(82)	319	55	376
Foreign	201	—	201	—
Deferred income tax provision	$119	$319	$256	$376
Total income tax provision	$(119)	$1,190	$1,576	$1,745

At September 30, 2021 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $60,137, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $33,658, which expire from 2029 through 2035. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $4,260. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

As of September 30, 2021, the Company maintained a valuation allowance of approximately $295,085 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the three and nine months ended September 30, 2021, or 2020.

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

Note 9—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	September 30,	December 31,
	2021	2020
2026 Convertible Senior Notes, net of unamortized financing costs $18,606 and $0, respectively	$728,895	$—
HPS Credit Facility, net of unamortized financing costs of $0 and $10,431, respectively	—	381,942
Align redemption promissory note	—	4,609
Finance lease obligations	14,006	22,052
Total debt	742,901	408,603
Less current portion	(9,717)	(15,664)
Total long-term debt	$733,184	$392,939

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

The Company recorded $21,338 related to deferred financing costs of the Notes. During the nine months ended September 30, 2021, the Company amortized under the effective interest rate method $2,732 of deferred financing costs.

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

The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility in the second quarter of 2020. During the nine months ended September 30, 2021, the Company amortized under the effective interest rate method $536 of deferred financing costs. The remaining original issue discount is included in loss from extinguishment of debt in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 15, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the condensed consolidated statement of operations. As of September 30, 2021, the Company has $0 outstanding under this promissory note.

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

2026 Convertible Senior Notes
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	—
2026	747,500
Total	$747,500

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of September 30, 2021, SDC Inc. had 119,103,923 shares of Class A common stock outstanding, which

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of September 30, 2021, SDC Inc. had a 30.6% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the nine months ended September 30, 2021 and 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,679,339	$23.00	8.7	$—
Granted	50,000	12.21	9.3	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2021	1,729,339	$22.69	8.0	$—
Exercisable at September 30, 2021	597,816	$23.00	7.9	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model for awards issued during the nine months ended September 30, 2021, include an expected

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

dividend yield of 0.0%, expected volatility of 65.6%, risk-free interest rate of 0.8% and an expected term of 6.3 years, pursuant to time-based vesting terms, resulting in a weighted average fair value of $8.17 per Option pursuant to time-based vesting terms. As of September 30, 2021, unrecognized compensation expense related to the Options was $5,844. This expense is expected to be recognized over a weighted average period of 1.1 years.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2020	1,626,738	2,193,144	3,819,882	$16.68
Granted	—	4,241,046	4,241,046	$11.13
Vested	(1,403,157)	(1,120,859)	(2,524,016)	$16.91
Forfeited	—	(136,548)	(136,548)	$9.34
RSUs outstanding, September 30, 2021	223,581	5,176,783	5,400,364	$12.72

As of September 30, 2021, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $46,673. This expense is expected to be recognized over a weighted average period of 2.5 years.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $37,659 and $38,189 for the nine months ended September 30, 2021 and 2020, respectively. Amounts are included in general and administrative expense on the condensed consolidated statements of operations.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(89,383)	$(43,482)	$(240,285)	$(245,548)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(61,991)	(30,892)	(167,104)	(176,909)
Net loss attributable to SDC Inc. - basic	(27,392)	(12,590)	(73,181)	(68,639)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(61,991)	(30,892)	(167,104)	(176,909)
Net loss attributable to SDC Inc. - diluted	$(89,383)	$(43,482)	$(240,285)	$(245,548)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	118,918,072	111,703,080	118,081,711	108,459,488
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	269,243,501	273,969,597	269,472,914	276,429,361
Weighted average shares of Class A common stock outstanding - diluted	388,161,573	385,672,677	387,554,625	384,888,849

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.23)	$(0.11)	$(0.62)	$(0.63)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.23)	$(0.11)	$(0.62)	$(0.64)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	1,729,339	1,679,339	1,729,339	1,679,339
Restricted Stock Units	5,400,364	4,885,580	5,400,364	4,885,580
Warrants	3,889,575	3,889,575	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	—	41,389,822	—
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to federal limits. For the nine months ended September 30, 2021 and 2020, the Company matched (i) 100% of employees’ salary deferral contributions up to 3% and (ii) 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $2,359 and $2,551 to the 401(k) plan for the nine months ended September 30, 2021 and 2020, respectively.

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $4,806 and $4,305 for the nine months ended September 30, 2021 and 2020, respectively.

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

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against the Company, members of the Company’s board of directors, certain of its current officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All of the actions are in the preliminary stages. The Company denies any alleged wrongdoing and intends to vigorously defend against these actions. On March 31, 2021, the Plaintiffs filed an amended complaint. Defendants motion to dismiss the new complaint was filed on May 14, 2021 and was fully briefed as of July 19, 2021. The motion currently remains pending.

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal.

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

In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The consolidated complaint asserts claims against certain defendants for breaches of fiduciary duty, aiding and abetting those breaches, and unjust enrichment. The consolidated complaint seeks, among other things, disgorgement of allegedly unlawful profits from selling common stock and LLC Units. The Company has moved to dismiss the action. Briefing on the motion to dismiss was completed on November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. On May 28, 2021, the Court granted the Company’s motion to dismiss. On June 24, 2021, the plaintiffs filed their notice of appeal. The matter is now pending before the Delaware Supreme Court, with all briefing on the appeal filed as of September 28, 2021. A hearing on the appeal is scheduled to be held on December 8, 2021.

Some state dentistry boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021 with the FTC and DOJ arguing in support of the Company at oral argument as well. The appellate court has not yet issued its ruling. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021 the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase. On August 17, 2021, the Alabama Dental Board and the Company entered into a tentative settlement agreement, subject to the FTC’s proposed Consent Order being entered into by the Board, precluding the Alabama Dental Board from requiring onsite supervision for scanning by doctors in SmileShops. On September 28, 2021, the FTC issued its press release and memorandum regarding its proposed Consent Order with the Alabama Dental Board which precludes the Board from engaging in conduct intended to preclude teledentistry in the State of Alabama or to preclude dentists and orthodontists from using the Company’s teledentistry platform to treat patients.

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court stayed the consumer claims pending the appeal. On June 25, 2021, the appellate court reversed the district court and remanded with instructions to order the intervening plaintiff to mandatory binding arbitration. All remaining consumer claims remain stayed. Litigation is in the discovery stage. On October 13, 2021, the Court entered an Amended Scheduling Order, effectively staying merits discovery, and setting deadlines of March 30, 2022, to complete class certification fact discovery and September 2, 2022, to complete briefing on motions regarding class certification. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.

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

In December 2020, a class action complaint was filed in the Illinois state court: Stacy Benbow et al. v. SmileDirectClub, Inc. et al., 2020 CH 07269 (Cook County Circuit Court filed 12/14/20). The complaint alleges violations of the Telephone

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Consumer Protection Act and seeks to represent a nationwide class of similarly situated persons. The complaint seeks injunctive relief, statutory damages, and attorneys’ fees and costs. A tentative settlement was approved by the court and the Company has recorded an estimated loss of $4,800 related to such tentative settlement. Notice to the class was sent on March 20, 2021, and final approval was set for May 19, 2021. On May 19, 2021, the final approval was granted by the Cook County Circuit Court. The final cost of the settlement was approximately $4,000.

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three and nine months ended September 30, 2021 and 2020, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-US taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $10,500 for these matters, with the amount impacted by any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover from its customers.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker views the operations and manages the business on a consolidated basis and, therefore, the Company has one operating segment, aligner products, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting.” For the nine months ended September 30, 2021, approximately 82.7% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America.

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

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended September 30, 2021 and 2020, we shipped 69,906 and 93,301 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended September 30, 2021 and 2020 was $1,900 and $1,794, respectively. Our ASP is less than our standard $1,950 price as a result of discounts offered to select members.

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

Beginning in the second quarter of 2020, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program that remains on-going. As a result of these actions, we incurred one-time charges of approximately $29.1 million in the three and nine months ended September 30, 2020. This one-time charge was primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an ongoing evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. During the three and nine months ended September 30, 2021, we incurred one-time charges of approximately $1.5 million and $3.1 million, respectively, primarily associated with lease abandonment and store closure costs. Given the uncertain operating environment and the shift to work-from-home, we made the strategic decision to align our rent costs with the current needs of the business, while also ensuring that we have sufficient capacity to support future growth. We continue to evaluate our properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 50% of our clear aligner sales originating from impression kits during the third quarter of 2021. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, controlled growth and international expansion, each as more specifically discussed below.

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

Since the date of the Incident, we have been, and are, actively managing the Incident and, in consultation with its third-party advisors, investigating and seeking to understand and quantify the impact on us, our business operations and financial results. We had no data loss from, or other loss of assets as a result of, the Incident, including any exposure of customer or team member information. The Incident, however, caused delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. We maintain insurance coverage for certain expenses and potential liabilities that may be associated with the Incident, and we are pursuing coverage for all applicable expense and liabilities. The Incident had a material impact on business operations and financial results in the second quarter, including a delay in fulfilling customer orders. As a result, we experienced a decrease to revenue and increase to certain costs associated with our response to the Incident.

Efficient acquisition of new members

•Visits to our website: During the third quarter of 2021, we averaged approximately 4 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

•Referrals: During the third quarter of 2021, we remained strong on our member experience with referrals reaching 20% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.
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

Financing revenue includes interest earned on SmilePay aligner orders shipped in prior periods. Our average APR is approximately 20%, which is included in the monthly payment.

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

We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense (benefit), equity-based compensation, loss on extinguishment of debt, impairment of long-lived assets, abandonment and other related charges and certain other non-operating expenses, such as one-time store closure costs associated with our real estate repositioning strategy, severance and other labor costs, certain one-time legal settlement costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance, and we believe it will provide the same to members/stockholders.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Statements of Operations Data:
Total revenues	$137,683	$168,501	$511,325	$472,224
Cost of revenues	39,412	49,760	133,233	158,313
Gross profit	98,271	118,741	378,092	313,911
Marketing and selling expenses	96,175	66,722	289,241	243,564
General and administrative expenses	85,658	74,110	251,778	233,828
Lease abandonment and impairment of long-lived assets	1,378	3,960	1,378	28,593
Other store closure and related costs	95	1,714	1,759	6,190
Loss from operations	(85,035)	(27,765)	(166,064)	(198,264)
Total interest expense	1,772	15,555	21,277	29,627
Loss on extinguishment of debt	—	—	47,631	13,781
Other expense (income)	2,695	(1,028)	3,737	2,131
Net loss before provision for income tax expense (benefit)	(89,502)	(42,292)	(238,709)	(243,803)
Provision for income tax expense (benefit)	(119)	1,190	1,576	1,745
Net loss	(89,383)	(43,482)	(240,285)	(245,548)
Net loss attributable to non-controlling interest	(61,991)	(30,892)	(167,104)	(176,909)
Net loss attributable to SDC Inc.	$(27,392)	$(12,590)	$(73,181)	$(68,639)
Other Data:
Adjusted EBITDA	$(54,015)	$3,021	$(71,573)	$(84,249)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Net loss	$(89,383)	$(43,482)	$(240,285)	$(245,548)
Depreciation and amortization	18,486	14,042	51,655	39,399
Total interest expense	1,772	15,555	21,277	29,627
Income tax expense (benefit)	(119)	1,190	1,576	1,745
Lease abandonment and impairment of long-lived assets	1,378	3,960	1,378	28,593
Other store closure and related costs	95	1,714	1,759	6,190
Loss on extinguishment of debt	—	—	47,631	13,781
Equity-based compensation	10,492	10,972	37,659	38,189
Other non-operating general and administrative losses (gains)	3,264	(930)	5,777	3,775
Adjusted EBITDA	$(54,015)	$3,021	$(71,573)	$(84,249)

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenues

Revenues decreased $30.8 million, or 18.3%, to $137.7 million in the three months ended September 30, 2021 from $168.5 million in the three months ended September 30, 2020. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the continuing effects of the COVID-19 pandemic resulting in negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment, partially offset by growth in our international markets.

Revenues increased $39.1 million, or 8.3%, to $511.3 million in the nine months ended September 30, 2021 from $472.2 million in the nine months ended September 30, 2020 primarily as a result of the more severe initial impact of the COVID-19 pandemic in that period and price increases enacted in late 2020.

For the three and nine months ended September 30, 2021, revenues for the U.S. and Canada were approximately $111.0 million and $422.8 million, or 80.6% and 82.7%, respectively, and revenues for the rest of world were approximately $26.7 million and $88.6 million, or 19.4% and 17.3%, respectively.

Cost of revenues

Cost of revenues decreased $10.3 million, or 20.8%, to $39.4 million in the three months ended September 30, 2021 from $49.8 million in the three months ended September 30, 2020. Cost of revenues decreased as a percentage of revenues from 29.5% in the three months ended September 30, 2020 to 28.6% in the three months ended September 30, 2021. The decrease in cost of revenues as a percentage of revenue is primarily due to continued automation of our manufacturing processes. The decrease in overall costs of revenues in the current year period as compared to the prior year period is primarily due to producing a lower number of aligners in the current year period.

Gross margin increased to 71.4% in the three months ended September 30, 2021 from 70.5% in the three months ended September 30, 2020, primarily as a result of the factors described above.

Cost of revenues decreased $25.1 million, or 15.8%, to $133.2 million in the nine months ended September 30, 2021 from $158.3 million in the nine months ended September 30, 2020, primarily as a result of the factors described above.

Marketing and selling expenses

Marketing and selling expenses were $96.2 million or 69.9% of revenue in the three months ended September 30, 2021 compared to $66.7 million or 39.6% of revenue in the three months ended September 30, 2020. The increase was primarily due to the reopening of several of our SmileShops and increasing our international footprint, the implementation of our pop-up event strategy and the redeployment of our marketing strategy as we continue to emerge to a more normal operating environment as compared to the prior year period which was impacted by cost containment measures implemented in response to the COVID-19 pandemic.

Marketing and selling expenses as a percentage of revenues increased to 56.6% in the nine months ended September 30, 2021 from 51.6% in the nine months ended September 30, 2020.

General and administrative expenses

General and administrative expenses increased $11.5 million, or 15.6%, to $85.7 million in the three months ended September 30, 2021 from $74.1 million in the three months ended September 30, 2020. The increase was primarily due to increases in personnel cost as a result of increased headcount and the absence of certain cost containment measures affecting the prior year period. As a percent of revenue, general and administrative expenses increased from 44.0% in the three months ended September 30, 2020 to 62.2% in the three months ended September 30, 2021, primarily as a result of decreased revenue compared to the prior year period.

General and administrative expenses increased $18.0 million, or 7.7%, to $251.8 million in the nine months ended September 30, 2021 from $233.8 million in the nine months ended September 30, 2020.

Lease abandonment, impairment of long-lived assets and other related charges

Lease abandonment, impairment of long-lived assets and other related charges were $1.5 million and $3.1 million in the three and nine months ended September 30, 2021, respectively, compared to $5.7 million and $34.8 million in the three and nine months ended September 30, 2020. These charges are primarily associated with the closure and consolidation of a portion of our SmileShops, and the impairment of right of use assets and leasehold improvements at our closed SmileShops. Additionally, the current year period includes costs associated with the consolidation of our facilities in Costa Rica and the prior year period included charges related to the closure of our manufacturing facility in Kyle, Texas and the consolidation of several floors at our headquarters in Nashville, Tennessee. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.

Interest expense

Interest expense decreased $13.8 million, or 88.6%, to $1.8 million in the three months ended September 30, 2021 from $15.6 million in the three months ended September 30, 2020, primarily as a result of a change in our capital structure that significantly reduced our effective interest rate on our outstanding debt facilities.

Interest expense decreased $8.4 million to $21.3 million in the nine months ended September 30, 2021 from $29.6 million in the nine months ended September 30, 2020.

Loss on extinguishment of debt

Loss on extinguishment of debt in the three and nine months ended September 30, 2021 was $0.0 million and $47.6 million, respectively. The year to date expense was in conjunction with the payoff of the HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in the prior year. Loss on extinguishment of debt in the three and nine months ended September 30, 2020 was $0.0 million and $13.8 million, respectively, primarily made up of fees and unamortized costs associated with our previous JPM facility.

Other expense (income)

Other expense (income) was an expense of $2.7 million in the three months ended September 30, 2021 compared to income of $1.0 million in the three months ended September 30, 2020, primarily as a result of the impact of unrealized foreign currency translation adjustments.

Other expense increased $1.6 million to $3.7 million in the nine months ended September 30, 2021 from $2.1 million in the nine months ended September 30, 2020.

Provision for income tax expense (benefit)

Our provision for income tax benefit was $0.1 million and expense of $1.2 million for the three months ended September 30, 2021 and 2020.

Our provision for income tax expense was $1.6 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA

For the three and nine months ended September 30, 2021, Adjusted EBITDA was negative $54.0 million and negative $71.6 million compared to a positive $3.0 million and negative $84.2 million for the three and nine months ended September 30, 2020. For the three months and nine months ended September 30, 2021, Adjusted EBITDA for the U.S. and Canada combined was a negative $33.5 million and negative $31.0 million, respectively, and Adjusted EBITDA for the rest of world for the three and nine months ended September 30, 2021 was negative $20.5 million and negative $40.6 million, respectively.

Liquidity and Capital Resources

As of September 30, 2021, SDC Inc. had cash on hand of $307.6 million, an accumulated deficit of $266.1 million and had working capital of $387.3 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(98,067)	$(68,656)
Net cash used in investing activities	(70,284)	(68,768)
Net cash provided by financing activities	158,811	192,011
Effect of changes in exchange rates on cash and cash equivalents	464	—
Increase (decrease) in cash	(9,076)	54,587
Cash at beginning of period	316,724	318,458
Cash at end of period	$307,648	$373,045

Comparison of the nine months ended September 30, 2021 and 2020

As of September 30, 2021, we had $307.6 million in cash, a decrease of $65.4 million compared to $373.0 million as of September 30, 2020.

Cash used in operating activities increased to $98.1 million during the nine months ended September 30, 2021 compared to $68.7 million in the nine months ended September 30, 2020, or an increase of $29.4 million, primarily due to changes in working capital including the timing of deferred revenue recognition.

Cash used in investing activities increased to $70.3 million during the nine months ended September 30, 2021, compared to $68.8 million in the nine months ended September 30, 2020. Cash used in investing activities primarily consisted of purchases of manufacturing automation equipment and investments in technology equipment and software as well as international expansion to support our planned growth for both periods.

Cash provided by financing activities decreased to $158.8 million during the nine months ended September 30, 2021, compared to $192.0 million in the nine months ended September 30, 2020. Cash provided by financing activities during the nine months ended September 30, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of approximately $21.2 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award. In the prior year period, cash provided by financing activities primarily consisted of approximately $388.0 million from the HPS Credit Facility, offset by the repayment of prior debt facilities.

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

We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 59% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit Description

10.1*	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Grant Notice
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

November 8, 2021	/s/ Kyle Wailes
Date	Kyle Wailes
Chief Financial Officer
(Principal Financial Officer)

November 8, 2021	/s/ Troy Crawford
Date	Troy Crawford
Chief Accounting Officer
(Principal Accounting Officer)