Form 10-K
period 2021-12-31
SmileDirectClub, Inc.
filed 2022-03-01
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $8.68 per share as reported on the NASDAQ Stock Market LLC on June 30, 2021 (the last business day of the Registrant’s most recently completed second quarter): $1,005,103,786.

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2022:

Class A Common Stock: 120,353,194
Class B Common Stock: 268,993,501

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of SmileDirectClub, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•our ability to effectively manage our growth;

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

Our clear aligner treatment addresses the large and underserved global orthodontics market. We believe we are the leading player in this early but massive opportunity and that our aligner treatment can help over 90% of people with mild to moderate malocclusion achieve a better smile.

Our vertically integrated model enables us to solve critical problems around cost, convenience, and access to care. We offer professional-level service and high-quality clear aligners generally at a cost of $1,950, up to 60% less than traditional orthodontic solutions. We achieve these cost savings while maintaining high quality by removing the overhead cost of multiple in-person doctor visits and managing the entire member experience, all the way from marketing to aligner manufacturing, fulfillment, treatment by a member’s doctor, and monitoring through completion of their treatment, which is enabled by our proprietary teledentistry platform, SmileCheck. These efficiencies enable us to pass the cost savings directly to our members and allow doctors to focus on what matters most: providing convenient access to excellent clinical care. To further democratize access to care, we offer our members the option of paying the entire cost of their treatment upfront or enrolling in our financing program, SmilePay, a convenient monthly payment plan. We also accept insurance and as of December 31, 2021, are in-network with UnitedHealthcare, Aetna, Anthem, Cigna, Guardian, HUMANA, and MetLife, among others.

Our member journey starts with three convenient options: a member visits a dentist office within our expanding Partner Network, books an appointment to take a free, in-person 3D oral image at any of our permanent SmileShops or popup locations across the U.S., Puerto Rico, Canada, Australia, the U.K., and Ireland, or requests an easy to use, doctor-prescribed impression kit online, which we mail directly to the member’s door. Using the image or impression, along with the other information collected from the member, we create a draft custom treatment plan that demonstrates how the member’s teeth will move during treatment. Next, via SmileCheck, an appropriately licensed doctor within our network reviews the information collected from the member, and determines if the member is appropriate for treatment and if so finalizes and approves the member's treatment plan. If the member is a good candidate for clear aligners, the member has the opportunity to review a 3D rendering of how his or her teeth will move over time and, if the member decides to purchase, the licensed doctor issues the prescription for treatment and the manufacturing of the aligners. We then manufacture and ship the aligners directly to the member. The treating doctor monitors the member’s progress, requests additional information and/or clearances from the member, and communicates seamlessly with the member over the course of treatment through SmileCheck. Upon completion of treatment, a majority of our members purchase retainers every six months to prevent their teeth from relapsing to their original position. We also offer a growing suite of ancillary oral care products, such as whitening kits, toothbrushes, toothpaste, a water flosser, SmileSpa and a variety of other ancillary oral care products to maintain a perfect smile.

More About Our Member Journey

Through our member-centric platform, we have disrupted the traditional orthodontics industry, and in the process have helped over 1,500,000 members and growing. Our proprietary technology and platform offer consumers the ability to receive the same clinically safe and effective treatment but without the 3x markup.

Members start their journey by visiting our website, where they can learn about how our process works, read first-hand reviews from other members, and view before and after photos. Members then proceed with their journey through one of three convenient options:

•In person at a Partner Network location: A member visits a dentist office or books an appointment online to take a free, in-person 3D oral image.

•In person at a SmileShop: A member can use our website to easily book an appointment to take a free, in-person 3D oral image at any of our popup locations or permanent SmileShops across the U.S., Puerto Rico, Canada, Australia, the U.K., France, and Ireland. At the 30-minute appointment, one of our team members (“SmileGuides”) uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the member’s smile.

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

Once completed, the image or impression is used to create a digital map of the member’s mouth, which our trained technicians use to create a draft custom treatment plan that contains the clinical protocols for how the member’s teeth will move during treatment. The treatment plan is then sent to an appropriately licensed doctor in our network. Within 48 hours, the doctor reviews the treatment plan, together with the member’s oral photos, dental and health history, and chief complaint, and, where appropriate, approves the member’s clinical information and treatment plan and prescribes custom-made clear aligners. The appropriately licensed dentist may also request additional information before making any determination where required by international or state law or otherwise desired by the dentist, or reject the patient for treatment using our teledentistry platform.

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

Our Strengths

We believe our strengths will allow us to maintain and extend our position as a leading clear aligner provider. Below is a summary of our key strengths:

Mission-driven brand with positive member experience

Our mission is to democratize access to a smile each and every person loves, and we strive to create the best possible experience doing so. Our commitment to member experience has produced an average net promoter score of 55 since inception. More than 66% of our members surveyed are promoters of our SmileShop experience to friends and approximately 20% of our members today come through referrals. We believe we enjoy the largest reach and presence on social media relative to our competitors, with over 650,000 likes on Facebook and over 470,000 followers on Instagram as of December 31, 2021. Clear aligners are a highly considered purchase, and our scale and member satisfaction are important criteria that will enable us to maintain our position as the leading clear aligner provider.

Omni-channel presence with a large SmileShop and Partner Network footprint

With three options for members to start their journey, we empower members to choose how they would like to interact with us. If a member chooses to order a doctor prescribed impression kit, we will mail one directly to the member’s door. Alternatively, we have a network of 188 permanent SmileShops and approximately 60 popup locations monthly, as well as partnerships with over 650 dental practices in our Partner Network across the U.S., Puerto Rico, Canada, Australia, the U.K., France, and Ireland, which provides an in-person experience to members who prefer that channel.

Our SmileShops and popup locations give our members more convenient ways to access care. Furthermore, our SmileShops, popup locations, and Partner Network locations require little capital investment, with minimal upfront capital expenditure.

Exclusive licensed doctor network across all 50 U.S. states, Puerto Rico, Canada, Australia, the U.K., France, and Ireland

We have a network of approximately 250 orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, the U.K., France, and Ireland, who are fully licensed across these jurisdictions to meet regulatory requirements, and we continue to successfully expand our doctor network to support our growth. In addition, we believe our domestic doctor network is sufficient to support our growth. The doctors in our network evaluate whether members are viable candidates for clear aligner therapy and if they move forward with treatment, they are responsible for evaluating our members’ progress throughout treatment and are available to answer any questions should members need additional assistance.

SmilePay captive financing increases accessibility and reduces purchasing friction

SmilePay is a key element to democratizing access to care and removing price as a limiting factor for our members. As of December 31, 2021, approximately 60% of our members have elected to purchase our clear aligners using SmilePay, which does not require a credit check. With SmilePay, a $250 down payment is required up front, which covers the cost of manufacturing the aligners. The remaining cost is financed over 24 months at an average monthly cost of $89 per month. For the years ended December 31, 2021 and 2020, we offered SmilePay at an APR of approximately 20% and 18%, respectively, which had an associated delinquency rate of approximately 9% of revenue for the years ended December 31, 2021 and 2020, respectively. We believe SmilePay, as a captive offering, reduces purchasing friction by removing the complex third-party financing process, resulting in higher member conversion and a better overall member experience.

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

Our Growth Strategy

Our mission is to provide everyone with a smile they love. We accomplish this by democratizing access to more affordable and convenient orthodontic care. We believe there is significant opportunity to further grow our member base. We have helped over 1,500,000 members out of a worldwide opportunity of approximately 500 million members. We plan to grow by continuing to pursue the following key growth strategies:

Increase demand and conversion

Given that we have captured less than 1% of the total market opportunity, we plan to grow our member base by continuing to focus our marketing efforts on the approximately 85% of people globally who have some form of malocclusion.

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

Successfully target higher income customers

There are approximately 20 million annual world-wide case starts for traditional clear aligners and wires and brackets (“W&B”). We estimate that the average cost for these traditional cases is between $6,000 to $8,000, or approximately three times our offering at approximately $1,950. Given our relative price positioning in the market, we believe our growth has largely come from expanding the market by making teeth straightening more accessible to non-traditional, lower income consumers that would not typically be able to afford the $6,000 to $8,000 price of traditional teeth straightening offerings. We believe the higher income traditional consumer makes greater than $125,000 per year and presents a significant growth opportunity for us by successfully gaining share from traditional suppliers in the space.

Higher income consumers purchasing for Teens represents the largest market opportunity for our brand. Teens are approximately 75% of case starts annually, but currently make up only approximately 10% of SmileDirectClub members. We launched SmileDirectClub Teen as a result of this opportunity. Designed just for teens, this offering includes a more affordable and accessible alternative to metal braces or other aligner options, giving teens and parents the convenience of our telehealth platform, with 24/7 access to dental professionals, while still priced 60% less than traditional orthodontic products.

Creation of new aligner products and technology

In 2019, we launched our innovative Nighttime Clear Aligner product into the U.S. market and our international markets. This proprietary new product, which requires only 10 hours of nightly wear, enables us to expand our market to customers who are unwilling or unable to wear aligners for the 22-hour daily wear cycle typically required with traditional clear aligner therapy.

In 2021 we launched our Comfort Sense technology featuring our patented laser technology that precision-cuts our aligners for a smoother fit, which, combined with the variable thicknesses of the aligners and doctor-prescribed and monitored treatment plans that start with lighter movements to ease customers into treatment, all results with a more comfortable fit and treatment for our customers. We also launched our new treatment planning system, SmileOS, in 2021. This next generation proprietary treatment planning software enables our network of appropriately licensed doctors to treat more patients, more accurately predict tooth movements, and better visualize their patients’ treatments.

Expand reach through growth in the Professional Channel

In response to market demand and requests by dentists and orthodontists, we have focused and grown our collaborative model with the dentists and orthodontists in our existing network of affiliated dentists (“Partner Network”). The collaborative model enables patients who wish to start their member journey in a regular dentist office to do just that.  Their regular dentist’s office will collect the same patient information that our SmileShops and popup locations collect for subsequent review and assessment by one of the dentists or orthodontists in our affiliated network. We have also extended this collaborative model to dentists and orthodontists outside of our affiliated network, and we expect to continue offering the collaborative model to dentists in the U.S. Currently we have more than 650 affiliated dental practices in our Partner Network with 1,200 more in the pipeline for onboarding.

The Partner Network model not only expands on our commitment to customer convenience by allowing us to meet customers through the channel that makes sense for them but also allows us to improve our credibility with higher income customers. Higher income customers are more likely to seek a reference from a dental professional before deciding on a teeth straightening provider. Partner Network puts us directly in front of dental professionals allowing us to effectively educate and build credibility in the dental community, which deepens our foundation for future growth by improving our chances for success with higher income customers.

Retail partnerships and adjacent product expansions

Our business model introduces us to customers with a lifetime need for oral care. After treatment, our customers have a smile they are proud of and intent on maintaining. Because teeth are often prone to revert back to pre-treatment positioning, we offer our customers retainer subscription options. In addition, customers after treatment are more interested in overall oral care and looking for products such as whitening and cleaning that help them protect the investment they made in their smile through treatment. These highly complementary offerings allow us to build a recurring revenue stream that furthers the investments we are making in our customers on the front end by expanding their lifetime value to us as a customer.

Oral care is a highly competitive space, so we remain focused on developing our brand of innovative products to drive awareness, trial and repeat purchases through a diverse portfolio of differentiated oral care products. For instance, we are developing products to further penetrate the oral care market and have already launched numerous ancillary products such as retainers, toothbrushes, toothpaste, water flosser, SmileSpa, lip balm, MoveMints, BrightOn premium whitening, and an LED accelerator light to address our members’ oral care needs, along with many other oral care products. We believe that our growing suite of products will lengthen our relationship with our members and enhance our recurring stream of revenue.

In 2020 and 2021, we introduced a suite of affordable premium oral care products becoming the only clear aligner brand that offers consumers an end-to-end solution to keep teeth brighter, straighter and healthier with offerings in teeth whitening, electric brushes, and power flossing. Since launching the line, we have seen strong growth in the oral care segment, specifically the whitening category.

More recently in January 2022, we announced the launch of our Fast-Dissolving Whitening Strips. Our whitening strips compete directly with the largest platform in the whitening category. Clinical research has also shown this innovative product is more comfortable and effective in less time than other well-known competing brands in the whitening-strip category. In addition, we launched the first-to-market Stain Barrier pen that is a proactive treatment to help shield against staining beverages such as coffee, tea, and wine. Both launches are effectively furthering the brand’s reputation as an innovative oral care provider with products that are designed to meet the customer’s needs.
As our brand continues to grow through innovative new product launches such as Fast-Dissolving Whitening Strips and Stain Barrier, we anticipate the customer relationships we have developed through oral care will transfer over to teeth straightening when the customer is ready to start their journey.

Leverage data science and technology

With over 1,500,000 members helped to date, we have one of the largest repositories of data in the oral care sector. Using this data and artificial intelligence, along with other technologies, we believe we can enhance our existing offerings, improve our manufacturing, and produce new products. We will leverage this same information and technology to enhance our products and to develop and introduce new products.

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

Sales and Marketing

Our management team has substantial experience successfully marketing direct-to-consumer brands. We market our aligners and other products through an omni-channel approach supported by media mix modeling (MMM). Our marketing approach focuses on both offline activities, mainly television, and online digital marketing as well as campaigns directly targeted at the higher income customer market.

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

Initial treatment plan design is conducted primarily at our facilities in San Jose, Costa Rica. Costa Rica’s status as one of the Americas’ leading nations for dental education and expertise enables us to recruit and employ highly qualified personnel in our treatment plan setup facilities.

After the treatment plan has been designed, a doctor licensed in the member’s state, or appropriate international jurisdiction, as the case may be, reviews the member’s oral photos, dental and health history, chief complaint, treatment plan, and, when required or deemed appropriate by the treating doctor, x-rays or other bone imaging suitable for orthodontia, to make an independent initial determination of the member’s suitability for clear aligner treatment. The treating doctor can then approve the treatment plan and prescribe the member’s clear aligners, request additional information from the member or clearances from the member’s dentist prior to making a determination on treatment, decline the member as a candidate for clear aligners, typically due to an oral health concern or the complexity of the case, or return it to the treatment plan setup team for specified adjustments prior to final approval.

Lastly, we have an extensive team responsible for reviewing every aligner that is manufactured prior to shipping and maintaining compliance with FDA and other applicable regulations to help ensure a high level of quality in our final product.

Aligner manufacturing

Our aligners are manufactured at our facilities in Antioch, Tennessee, where we employ approximately 700 team members. Every order is custom made, and we believe the complexity inherent in producing our highly customized aligners in large volumes is a barrier to potential competitors. We continue to make significant advances in manufacturing automation to improve quality and reduce cost, and we expect to automate additional manufacturing functions in the future.

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

Doctor Network

We have a proprietary network of approximately 250 appropriately licensed orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, France, the U.K., and Ireland. We recruit doctors with the appropriate licenses across jurisdictions to meet regulatory requirements and continue to expand our network to support our growth. In addition to being in good standing in the jurisdictions where each doctor is licensed to practice dentistry, doctors in our network must have at least 4 years’ experience in treating patients with clear aligner therapy in a traditional bricks and mortar setting. Doctors in our network review member records, evaluate candidacy for treatment, review, refine and approve treatment plans, prescribe clear aligners, communicate with members, review case progress, order any necessary treatment plan modifications, and are available to answer any questions should members need additional assistance. As we expand, we will expand our doctor network with appropriately licensed professionals.

Comprehensive Member Care

We provide comprehensive 24/7 customer care to our members through a variety of communication channels, including our website, video, phone, chat, email and social media as well as self-guided resources such as knowledge-based and how-to videos and articles on our website. We have a dedicated team of approximately 400 customer care team members in Nashville and Costa Rica, including general customer care team members, an advanced customer care team to address more complex questions, and a clinical customer care team of certified dental professionals available to answer clinical questions. In addition, each member’s treating doctor is available to answer clinical questions as needed or when requested by the member or the treating doctor.

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

Our doctor network also uses SmileCheck for case assignment and management. Our software automatically connects each member’s case to a doctor licensed in that member’s state, or appropriate international jurisdiction, as the case may be. Once a case is accepted by the appropriate doctor, that doctor is able to study the members’ records, request additional information and/or clearances, review, refine, and approve treatment plans, prescribe clear aligners, communicate with members, assess case progress and order any necessary treatment plan modifications, all via SmileCheck.

Research and Development

We have a research and development team with medical device development, dental/orthodontic, data science and other innovation focused backgrounds. Our research and development efforts are primarily focused on new product development for orthodontic and ancillary oral care products as well as data science and manufacturing automation.

Intellectual Property

We have 32 issued U.S. patents, seven allowed U.S. patent applications, and numerous pending U.S. and global patent applications. These patents and applications cover critical aspects of our process, including impression kit design, the SmileShop process, our Partner Network model, other systems, methods, and devices that facilitate the capture of customer images and data, certain key aspects of SmileOS, manufacturing automation and process, and our SmileCheck software, and they also cover our innovative oral care product offerings. Our issued U.S. patents expire from 2037 to 2039.

We have 49 issued U.S. trademark registrations, and over 15 pending U.S. trademark applications. We also own over 300 issued foreign trademark registrations in countries such as Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Mexico, New Zealand, Singapore, Spain, South Korea, Switzerland, Taiwan, and the United Kingdom, and have over 100 additional foreign trademark applications currently pending in various jurisdictions worldwide. Collectively, our global trademark filings cover our SMILE DIRECT CLUB® house marks for use in connection with a wide variety of goods and services related to our business, as well secondary marks (e.g., BRIGHT ON®, SMILECHECK® and SMILESHOP®) and slogans.

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

Competition

We compete with a handful of smaller companies that collectively have limited market share in the clear aligner industry, including Candid Co., Byte (Dentsply), and SnapCorrect. With the introduction of our collaborative and wholesale partner network, we also face competition from more well-established competitors in the traditional orthodontic industry, which requires in-person visits, such as Align Technology, Inc. We believe that the principal competitive factors and what makes us stand out in the market for orthodontic appliances include:

•Credibility: Each individual treatment plan is prescribed, directed, and managed by an appropriately licensed doctor who we require to have a minimum of four years of experience in clear aligner therapy in a traditional setting.

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

Our retainers are Class I devices, which may be marketed in the U.S. without premarket clearance or approval by FDA and are subject to general controls, including labeling, establishment registration, and adherence to good manufacturing practices through FDA’s Quality System Regulations.

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

•refusal to grant export or import approvals for our products; or

•criminal prosecution.

International regulation

The Canadian Food and Drugs Act, and the Medical Device Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale, and advertisement of medical devices. Our aligners are regulated as a Class II medical device under the Canadian Medical Device Regulations, which require, among other things, that Class II medical device manufacturers selling medical devices hold a medical device license and file various reports. We received our Canadian ISO/MDSAP certification in March 2019. In light of our ISO/MDSAP certification, we believe that we are in substantial compliance with applicable Canadian regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other currently applicable regulatory requirements. Under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets FDA’s and Health Canada’s requirements. We passed our audit to renew our MDSAP certification in February 2021.

In the U.K. and in the European Economic Area (“EEA”), our aligners and retainers are considered Class II custom made medical devices and are not required to have a CE mark certification acknowledging conformity with health and safety protection standards for sales of those products into the U.K. and the EEA. We have a CE mark for sales of our impression kits into the U.K. and EEA.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. It is possible under the new Medical Devices Regulation that our aligners could be deemed mass-produced rather than custom-made devices in which event we would need to apply for a CE mark for our aligners. Once applicable, the new regulations will, among other things:

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

In Australia, our retainers and aligners are considered custom-made medical devices and are exempt from inclusion in the Australian Register of Therapeutic Goods (‘‘ARTG”). The ARTG has recently issued new guidance on Personalised Medical Devices pursuant to which most of the custom-made devices will become patient-matched medical devices, requiring full TGA registration and inclusion on ARTG listing by January 1, 2024. As a result, we will proceed with such full registration and inclusion. Impression kits are considered Class I devices in Australia and New Zealand, and we are registered and listed with these countries to ship impression kits to our members there.

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

We have been successful in working with several state dental boards in creating teledentistry rules and regulations which support our model. In addition, more than 20 state dental boards have affirmatively rejected complaints filed by certain trade associations that we are engaged in the corporate practice of dentistry or are otherwise violating state regulations regarding the practice of dentistry. However, two state dental boards established rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require “direct supervision” (meaning a dentist must be physically present somewhere in the building) for the taking of a digital image. In both Georgia and Alabama, we filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, interfering with our business model. The Georgia Board of Dentistry has voluntarily agreed not to take any action against us pending a final resolution of the matter. In Alabama, we have obtained a Temporary Restraining Order precluding the Board of Dental Examiners from taking any action against us until a final disposition of the matter has occurred. Both the Alabama and Georgia courts upheld our ability to move forward against individual dental board members, in their official capacity. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020 and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus brief and participated in oral argument that was held on February 23, 2021. On July 20, 2021 the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase. On August 17, 2021, the Alabama Dental Board and the Company entered into a tentative settlement agreement, subject to the FTC’s proposed Consent Order being entered into by the Board, precluding the Alabama Dental Board from engaging in conduct intended to preclude teledentistry in the State of Alabama or to preclude dentists and orthodontists from using the Company’s teledentistry platform to treat patients. On December 22, 2021, the Consent Order was finalized and the District Court in Alabama thereafter entered its order approving the joint motion for dismissal of the lawsuit per the terms of the settlement reached between the parties. In October 2019, we also filed a lawsuit against the California Dental Board, its members and one of its investigators for engaging in anticompetitive and harassing conduct. The California Dental Board filed a motion to dismiss and the District Court granted that Motion. We appealed the lower court’s decision and the Federal Trade Commission and the Department of Justice, as well as the Pacific Legal Foundation, all filed amicus briefs on our behalf. Oral argument was held on July 26, 2021 with the FTC and DOJ arguing in support of the Company at oral argument as well. The appellate court has not yet issued its ruling. In New Jersey, the Dental Association filed a lawsuit against us alleging that we are engaging in the illegal corporate practice of dentistry, without the support or inclusion of the New Jersey Dental Board as a party. In January 2020, the New Jersey court ruled in our favor, granting our motion for summary judgement. The New Jersey Dental Board appealed that ruling and the ruling of the lower court was affirmed by the Appellate Division on June 11, 2021. The Board filed a Notice of Petition for Certification with the Supreme Court of New Jersey on June 28, 2021. No decision on whether to accept the Petition and allow an appeal has been rendered. In addition, a national orthodontic association has met with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. In October 2019, California passed a law requiring doctors using telehealth to prescribe clear aligner therapy to review a patient’s most recent x-ray or other bone imaging suitable for orthodontia. This law went into effect on January 1, 2020 but has not had any material impact on our operations. To date, none of these efforts have resulted in rules and regulations being passed that interfere with our business model in a material way, and we have engaged lobbyists to assist in educating policy makers about our positions. Legislation has been introduced in a handful of states mirroring the recent law in California or to require mandatory in person office visits or the taking and review of radiographs. To date none of these laws have been passed. Legislation has also been introduced and passed in more than 30 states specifically supporting and promoting telehealth and/or teledentistry, including but not limited to requiring insurance companies to pay for such services. We continually monitor these proposed laws and other legal and regulatory developments to understand their potential impact on our operations.

DSO regulation

We are engaged by a network of professional corporations (“PCs”) and their affiliated doctors to provide a suite of non-clinical administrative support services, including access to and use of SmileCheck, as a dental support organization, or DSO. As a result, we are required to register in those states that require registrations of DSOs, which currently include Nevada, Kansas, and Texas.

The doctors affiliated with our network of PCs are licensed to practice dentistry in their respective states and are engaged as employees or independent contractors of these PCs. These PCs are owned by independent doctors and are registered to engage in business in their respective states. It is through these PCs that the clinical services for clear aligner therapy are rendered to our members. We enter into a suite of agreements with each of the PCs to provide its DSO services. In addition, we are also a supplier of the clear aligner products to these PCs and enter into a Supply Agreement with each of the PCs accordingly. The District Court in New Jersey ruled that this structure and suite of agreements comply with the laws of the state of New Jersey precluding the corporate practice of dentistry.

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

Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification to affected individuals and the Secretary of Health and Human Services (“HHS”), and in certain cases to media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

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

Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain on our members may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

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

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the General Data Protection Regulation (“GDPR”), which governs data practices and privacy in the E.U., became effective and provides a basis for the data protection laws of the individual member states. The E.U.’s GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform individuals about how we may use their personal data, increased controls on profiling individuals, and increased rights for individuals to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a group’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-

checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated.

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

We are subject to the Australian Privacy Act of 1988 (“Privacy Act”), of which the Australian Government is conducting a review and updates to the law are actively under review. The Privacy Act regulates the private sector’s use of personal information, and also includes a data breach notification scheme. The updated law is anticipated to touch on issues relating to how “personal information” is defined, the use of third-party cookies, requirements related to the collection, use, and disclosure of personal information, and what constitutes adequate consent.

There are many other countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from individuals for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations when we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business, results of operations, and financial condition, and subject us to additional liabilities.

Environmental Matters

We have no material expenditures for compliance with Federal, State or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Human Capital Management

Our Team Members

We have approximately 3,200 team members, including our headquarters in Nashville, Tennessee, our manufacturing facilities in Antioch, Tennessee, our facilities in San Jose, Costa Rica, our International team and at SmileShops and popup locations. We service customers across the U.S., Puerto Rico, Canada, Australia, the U.K., Ireland, and France. . In response to the pandemic, we transitioned our team members, where possible, to a remote working environment, and in 2021, we determined to permanently provide these team members with the continued flexibility to work remotely. Our team members who have been provided space at our Nashville headquarters, should they need or choose to use it, include our executive team, as well as team members responsible for our customer care, marketing, finance, legal, people and organization, information technology, data science, and analytics. Our team members in Antioch, Tennessee are primarily responsible for developing, overseeing and carrying out manufacturing operations, and our team members in Costa Rica are primarily treatment plan setup technicians, licensed orthodontic consultants, and additional customer care team members. We believe that our relations with our team members are good. We are not a party to any collective bargaining agreements.

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

Talent Development and Training

We are committed to pursuing competitive advantage through filling our most important roles with the best talent. Succession planning and talent reviews were launched in 2021 globally. Our executives and their supporting leadership teams participated in training and development programs as part of this rollout, demonstrating top-down support. Succession planning discussions and efforts were completed for each team with unique action plans identified for retention and development of our critical talent and those in mission critical roles.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2022.

Name	Age	Position
David Katzman	62	Chief Executive Officer and Chairman
Steven Katzman	58	Chief Operating Officer and Director
Troy Crawford	54	Interim Chief Financial Officer, Chief Accounting Officer, and Treasurer
Susan Greenspon Rammelt	57	Chief Legal Officer, EVP Business Affairs, Secretary, and Director

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

Troy Crawford has served as our Interim Chief Financial Officer, Chief Accounting Officer and Treasurer since January 2022 and, prior to that, served as the Company’s Chief Accounting Officer since January of 2020. Before joining the Company, he was the Senior Vice President and Chief Accounting Officer of GameStop Corp., from June 2010 to December 2019, and was its Vice President, Controller from 2006 to June 2010. From 1993 to 2006, Mr. Crawford held various financial management positions, including Controller at CompUSA, and before that he held various finance and accounting positions with Cinemark USA, Inc. Mr. Crawford is a CPA.

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

Risks Related to Our Business and Industry:

•The COVID-19 pandemic has had, and is expected to have, a material adverse impact on our business.

•We may not generate sufficient cash flow necessary to continue to invest and expand into new markets or expand market share.

•We may be unable to raise additional capital to continue to invest and expand into new markets or expand market share.

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

•If we are unable to accurately predict our volume growth and fail to hire a sufficient number of technicians in advance of such demand, the delivery time of our products could be delayed.

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

•Climate change and related public focus from regulators and various stakeholders.

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

The emergence of the COVID‑19 pandemic and the resulting containment measures have had, and we expect will continue to have, a material adverse impact on our business, results of operations and cash flows, the extent and duration of which depend on numerous evolving factors and future developments that we are unable to predict, including the duration, spread and severity of the outbreak and any variant strains; the nature, extent and effectiveness of containment measures; the ability of vaccines to protect against variant strains of COVID-19; vaccine mandates that may be implemented in jurisdictions in which our business operates which could adversely affect our workforce retention and hiring; the significant stress on global supply chains, resulting in parts shortages and/or inefficiencies in production caused by the rapid increase in demand as the COVID-19 pandemic wanes; the immediate and long‑term impact on the economy, unemployment, consumer confidence and consumer spending; and how quickly and to what extent normal economic and operating conditions can resume.

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

•Experienced significant inflation in materials, freight and labor costs due to the rapid increase in business activity across the globe.

•Experienced delays in obtaining parts, materials, components and final assemblies because of the significant stress on the global supply chain.

Additionally, due to the protracted nature of the COVID‑19 pandemic, including the recent resurgence of COVID‑19 infections, as well as the evolving regulatory environment, our business and financial results may be adversely affected by numerous evolving factors, many of which we cannot control or predict, including, without limitation, our ability to:

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

•Process and manufacture impression kits at a volume higher than pre COVID-19 levels.

•Gauge the impact of COVID‑19 and related potential disruptions to the operations of our suppliers, freight carriers and retail partners, including social and economic constraints, tariffs and trade barriers, facilities closures, supply chain vulnerability and stress causing delays, labor instability, and capacity reduction.

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

We expect to expend significant capital to establish our brand, build manufacturing infrastructure, and develop both product and process technology. These initiatives may require us to raise additional capital over the next few years. We may consume available resources more rapidly than anticipated and we may not be able to raise additional funds when needed or on acceptable terms.

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

We have incurred net operating losses since inception. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $(335.7) million, $(278.5) million and $(537.8) million, respectively. From inception through the present, we have spent significant funds in organizational and start‑up activities, to recruit key managers and employees, to develop our clear aligners and our suite of oral care products, to develop our manufacturing and member support resources, and for research and development. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future.

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

In addition, we have grown rapidly since inception and anticipate further growth. Our total revenues increased from $20.6 million for the year ended December 31, 2016 to $637.6 million for the year ended December 31, 2021. The number of our employees increased from approximately 225 at December 31, 2016 to approximately 3,200 currently.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, inflationary factors, levels of employment, salaries and wage rates, consumer confidence, and consumer perception of economic conditions. In many markets, dental and orthodontic reimbursement is largely out of pocket for the consumer and, as result, utilization rates can vary significantly depending on economic growth. A general slowdown in the U.S. economy and certain international economies into which we have recently expanded or plan to expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a decrease in the number of overall orthodontic case starts, a reduction in consumer spending on elective or higher value procedures, or a reduction in demand for dental and orthodontic services generally, each of which would have an adverse effect on our sales and operating results. Inflation and weakness in the global economy result in a challenging environment for selling dental and orthodontic technologies. If there is a reduction in consumer demand for orthodontic treatment generally, if consumers choose to use a competitive product rather than our clear aligners, or if the average selling price of our clear aligners declines as a result of economic conditions, competitive pressures, or any other reason, our business, results of operations, and financial condition could be materially harmed.

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

Historically, we purchased our clear aligners and retainers from third‑party manufacturers. In 2016, we opened our first manufacturing facility in Antioch, Tennessee to lower our manufacturing costs, increase supply redundancy, and add capacity to support growth. We are in the process of completing an additional manufacturing facility in Columbia, Tennessee, which will be fully operational in 2022. To date, we have incurred significant capital expenditures related to these facilities, and we expect that capital expenditures will continue to be significant as we further upgrade our Tennessee facilities. These costs could increase significantly, and there is no assurance that the final costs will not be materially higher than anticipated. We are also exploring alternative site manufacturing capabilities both domestically and abroad, which would require additional capital expenditures.

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

Aside from our SmileShops and popup locations, all of our business and manufacturing operations, in addition to some of our customer service operations, are conducted in and around Nashville, Tennessee, including a new manufacturing location in Columbia, Tennessee. All of our treatment planning operations, as well the remainder of our customer service operations, are conducted in Costa Rica. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off‑site storage of computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes, and other natural disasters may not be adequate to cover our losses in any particular case. Any material disruption could materially damage member and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

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

We have entered markets in Canada, Australia, U.K., Ireland, New Zealand, Hong Kong, Singapore, Germany, Austria, Spain, and France. We have recently announced changes to our international operations and our plans to exit certain markets (see Note 21). There are significant costs and risks inherent in conducting business in international markets. Exiting, or attempts to expand into additional foreign markets, we will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams, and general managerial resources.

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

We are exposed to fluctuations in currency exchange rates and inflation, which could negatively affect our financial condition and results of operations.

Although the U.S. dollar is our reporting currency, a portion of our net revenues and net income is and will be generated in foreign currencies. Net revenues and net income generated outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our net revenues and net income in our consolidated financial statements. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations. These transactions may not operate to fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our business and financial condition.

We also experienced rising inflationary pressures in 2021 and expect such pressures to continue in 2022. Inflationary factors, such as increases in our cost of revenues, advertising costs and other selling and operating expenses, may adversely affect our operating results. A high rate of inflation may have an adverse effect on our ability to maintain and increase our gross margin or to maintain current levels of selling, general, administrative and other operating expenses as a percentage of revenues if the selling price of our products do not increase with these increased costs.

The results of the U.K.’s withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets, and our business.

On January 31, 2020 the U.K. left the European Union (the “E.U.”) (commonly referred to as “Brexit”) and entered a transition period with the E.U. On December 30, 2020, the U.K. and the E.U. entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement (the “trade agreement”). The trade agreement offers U.K. and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). However, significant political and economic uncertainties remain in connection with the ultimate future of the U.K. and its relationship with the E.U. The uncertainty surrounding the terms following Brexit could negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future.

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

Other than in certain foreign jurisdictions where prohibited, we offer all of our members our SmilePay option, a financing plan that does not require a credit check. Approximately 60% of our members chose to finance their treatment through SmilePay for the year ended December 31, 2021. As of December 31, 2021, SmilePay amounted to approximately $243.8 million in net receivables and an associated delinquency rate of approximately 9% of revenue. We may experience an increase in payment defaults and uncollectible accounts and may be required to increase our reduction in revenue, which would adversely affect our net income. In addition, extended payment terms decrease our cash flow from operations.

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

Debt instruments we may have in the future may contain restrictions and covenants that could limit our operating flexibility and which, if violated, could result in the acceleration of the amounts due.

Debt instruments we may have in the future may contain financial ratios and certain other covenants, which we would be required to satisfy. Complying with such restrictions and covenants may make it more difficult for us to successfully execute our business strategy. We may need to reduce the amount of our indebtedness outstanding from time to time in order to comply with such financial ratios, though no assurance can be given that we will be able to do so.

Our failure to maintain required financial ratios or our breach of the other restrictions or covenants under future debt instruments could result in an event of default under the applicable agreement. Such a default may allow our lenders under the applicable agreement to accelerate all of our outstanding indebtedness and other amounts due and, if we do not pay these amounts, proceed against the collateral securing these obligations. In the future, such a default may also result in the acceleration of other indebtedness.

Changes affecting the availability of the London Interbank Offered Rate (‘LIBOR’) may have consequences for the Company that cannot yet reasonably be predicted.

We may have outstanding debt with variable interest rates based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced it intended to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid‑2023. Notwithstanding this extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable, but no later than December 31, 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our credit facilities. In addition, the overall financial markets may be disrupted as a result of the phase‑out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our variable rate indebtedness.

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

Climate change and related public focus from regulators and various stakeholders could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate change.

Climate changes, such as extreme weather conditions, decreased water availability and overall temperature shifts, may have physical impacts on our facilities and operations, as well as those of our third-party manufacturers. Such impacts are geographically specific, highly uncertain and may result in diminished availability of materials, indirect financial risks passed through our supply chain and adverse impacts on our financial performance and operations.

These considerations may also result in international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions. Timing and scope of any regulations are uncertain, and regulation could result in additional costs of compliance, increased energy, transportation and materials costs and other additional expenses to improve the efficiency of our products, facilities and operations.

Relatedly, the expectations of our customers, stockholders and employees have heightened in areas such as the environment, social matters and corporate governance. Increased public focus requires us to provide information on our approach to these issues, including certain climate-related matters such as mitigating greenhouse gas emissions, and continuously monitor related reporting standards. A failure to adequately meet stakeholder expectations may result in a loss of business, diminished ability to successfully market our products to new and existing customers, diluted market valuation or an inability to attract and retain key personnel.

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

Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. There is a risk that state authorities may find that our contractual relationships with our doctors violate laws and regulations prohibiting the corporate practice of dentistry, which generally bar the practice of dentistry by entities. Two state dental boards established rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a new rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama has interpreted existing rules to require “direct supervision” (meaning the dentist must be physically present somewhere in the building) for the taking of digital oral images. In California, an investigator for the California Dental Board has engaged in what we believe to be a pattern of anticompetitive conduct to interfere with our operations in that state. In Georgia, Alabama, and California, we have filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, and we will continue to pursue litigation where appropriate to combat anticompetitive or otherwise illegal behavior targeting our business model. The Federal Trade Commission and Department of Justice have filed joint amicus briefs on our behalf in the California, Alabama, and Georgia lawsuits. In addition, a national orthodontic association continues to meet with various dental boards, legislatures and regulatory bodies across the country in an effort to advocate for new laws, rules and regulations that could have the effect of interfering with our business model. Although, none of these efforts have resulted in any laws, rules and regulations being passed to date that would materially impact our business model, it is possible that the laws, rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, from September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against us, the members of our board of directors, certain of our current officers, and the underwriters in our IPO. The complaints all allege, among other things, that our registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019 (“Final IPO Prospectus”), in connection with our initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. On February 26, 2020, Defendants prevailed on their motion to dismiss the Michigan state court action. On January 22, 2020, the New York state court action was stayed. On February 10, 2020, Defendants moved to stay or dismiss the Tennessee state court action. On June 4, 2020, the court denied that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. Defendants filed a motion objecting to class certification. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021 and has been pending since oral argument on December 2, 2021. All trial court proceedings are stayed during the pendency of the appeal.

Also in November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of our board of directors, certain of our current officers and related entities. The three derivative actions were consolidated, and the consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by allowing the Final IPO Prospectus to contain materially misleading statements and by participating in insider selling in connection with the IPO. The consolidated complaint seeks, among other things, money damages on behalf of the Company, restitution and/or disgorgement from the selling director defendants and cancellation of the Company’s Class B common stock. On May 28, 2021, the Court granted the Company’s motion to dismiss. On June 24, 2021, the plaintiffs filed their notice of appeal. The matter is now pending before the Delaware Supreme Court, with all briefing on the appeal filed as of September 28, 2021. A hearing on the appeal was held on December 8, 2021, and on January 6, 2022, the Delaware Supreme Court affirmed the dismissal of the derivative action on the basis of and for the reasons assigned by the Court of Chancery.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third‑party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. We have 32 active U.S. patents, seven allowed U.S. patents, and numerous pending U.S. and global patent applications.

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

We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products, although we already have regulatory approval in Canada, Australia, the U.K., Ireland, France, and the E.U. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

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

Further, the healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. By way of example, in response to perceived increases in health care costs, the Affordable Care Act was signed into law in March 2010, which, among other things, contained certain provisions designed to generate the revenues necessary to fund the healthcare coverage expansions provided for therein. The law has been subject to continuous legislative and regulatory changes and court challenges, with dissenting U.S. Supreme Court judges even asserting it is unconstitutional in June of 2021. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. The healthcare market itself is highly regulated and subject to changing political, economic, and regulatory influences. Complying with these laws and regulations could be expensive and time‑consuming, and could increase our operating costs or reduce or eliminate certain of our sales and marketing activities or our revenues. If we or our operations are found to be in violation of any of these laws and regulations, we may be subject to penalties that could materially adversely affect our business, results of operations, and financial condition.

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

These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the HITECH, and their implementing regulations (referred to collectively as “HIPAA”). Among other requirements, HIPAA establishes privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, which includes us, and the business associates with whom such covered entities contract for services. HIPAA imposes mandatory penalties for certain violations. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity or business associate knew or should have known of the failure to comply, or whether the failure to comply was due to willful neglect. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases, and HIPAA standards have been used as the basis for duty of care claims in state civil suits, such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. HIPAA requires notification to affected individuals and HHS, and in certain cases media outlets, for unauthorized acquisition, access, use, or disclosure of PHI, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals.

We have members throughout all 50 states, and our solutions may contain healthcare information of customers located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law, such as the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Additionally, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal data. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information are proposed, enacted, or expanded or become more complex, the risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased member demands for enhanced data security infrastructure, could greatly increase our cost of providing our products or services, decrease demand for our products or services, reduce our revenue, and/or subject us to additional liabilities.

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

For example, we experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021. We promptly implemented a series of containment and remediation measures to address the incident, including temporarily isolating and shutting down affected systems and related manufacturing operations. We immediately mobilized our internal engineering security team and engaged leading forensic information technology firms to assist our investigation into the incident. Since the date of the incident, we have been actively managing the incident and, in consultation with our third-party advisors, investigating and seeking to understand and quantify the impact on the Company, our business operations and financial results. While the Company had no data loss from, or other loss of assets as a result of, the incident, including any exposure of customer or team member information, there is no guarantee that such loss will not occur in any future incident. The incident caused delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. While we maintain insurance coverage for certain expenses and potential liabilities that may be associated with this incident, and we plan to pursue coverage for all applicable expenses and liabilities, disputes over the extent of insurance coverage for claims are not uncommon, and there is no guarantee we will recognize any proceeds resulting from our claim. Furthermore, while we have not been the subject of any legal proceedings involving this incident, it is possible that we could be the subject of claims from persons alleging that they suffered damages from the incident. We also are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.

In connection with the marketing or advertisement of our products and services, we could be, and occasionally are, the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising or marketing practices, including under the auspices of the Federal Trade Commission (the “FTC”), state consumer protection statutes, and the Australian Competition and Consumer Commission (the “ACCC”). If we rely on third parties to provide any marketing and advertising of our products and services, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

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

Sales of our products outside the U.S. will subject us to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals or maintain those we already have, including in Canada, Australia, the U.K., Ireland, France, and the E.U. If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. In addition, we anticipate that regulations in certain foreign countries may challenge our teledentistry model. Some international regulations may also limit the availability of SmilePay to members in certain jurisdictions without our first obtaining a license or engaging a third party to provide such financing, or limit the financing options we can offer our members. If any of these risks were to materialize, they could limit our expected international growth and profitability.

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

We are required to maintain internal control over financial reporting, report any material weaknesses in such internal controls, and furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes‑Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Nashville, Tennessee. We also lease our manufacturing facilities in Antioch, Tennessee and Columbia, Tennessee. We have 174 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, U.K., and France all of which are either leased or licensed from our retail partners. Lastly, we lease our facility in San Jose, Costa Rica. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.

Item 3. Legal Proceedings

In the ordinary course of conducting its business, the Company is involved, from time to time, in various contractual, product liability, intellectual property, and other claims and disputes incidental to its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company and could have a material impact on the financial statements. In addition, the Company periodically receives communications from state and federal regulatory and similar agencies inquiring about the nature of its business activities, licensing of professionals providing services, and similar matters. Such matters are routinely concluded with no financial or operational impact on the Company.

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan and New York against the Company, members of the Company’s board of directors, certain of its current and former officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All the actions are in the preliminary stages. The Company denies any alleged wrongdoing and is vigorously defending against these actions.

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal is fully briefed and has been pending since oral argument on December 2, 2021. All trial court proceedings are stayed during the pendency of the appeal.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021, and remains pending.

In the Nurlybayev action, on January 10, 2020, certain Defendants, including the Company, moved to be dismissed from the action for lack of personal jurisdiction and the remaining Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee. On February 26, 2020, the Court granted Defendants’ motion to dismiss the entire action in favor of the related actions pending in Tennessee. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. Plaintiff has filed a notice of appeal. Plaintiff perfected his appeal on January 21, 2022 and briefing on the appeal is in progress.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.

In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current and former officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No. 2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The complaint alleges, among other things, that the defendants breached their fiduciary duties by allowing the Prospectus filed with the SEC on September 13, 2019, in connection with the Company's initial public offering, to contain materially misleading statements and by approving that the IPO proceeds be used to acquire Units and Common Stock from selling directors in connection with the IPO at an allegedly inflated price. The complaint also alleges that certain related entities aided and abetted the directors' alleged breach of fiduciary duties by selling their Common Stock and LLC Units and profiting from those sales. The complaint also alleges that the directors and related entities were unjustly enriched. The complaint seeks, among other things, disgorgement from the director and entity defendants. The Company denies any alleged wrongdoing and moved to dismiss the action. Briefing on the motion to dismiss was complete on November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. The Court granted the motion to dismiss on May 28, 2021 and dismissed the complaint. On June 24, 2021, plaintiffs filed a Notice of Appeal. The parties submitted appellate briefing and on December 8, 2021, oral argument was held before the Delaware Supreme Court. On January 6, 2022, the Delaware Supreme Court affirmed dismissal of the derivative action on the basis of and for the reasons assigned by the Court of Chancery.

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

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. The appellate court has not yet issued its ruling. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The

FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase.

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. The parties await a final order and discovery is ongoing.

On August 17, 2021, the Alabama Dental Board and the Company entered into a tentative settlement agreement, subject to the FTC’s proposed Consent Order being entered into by the Board, precluding the Alabama Dental Board from engaging in conduct intended to preclude teledentistry in the State of Alabama or to preclude dentists and orthodontists from using the Company’s teledentistry platform to treat patients. On December 22, 2021, the Consent Order was finalized, and the District Court in Alabama thereafter entered its order approving the joint motion for dismissal of the lawsuit per the terms of the settlement reached between the parties.

On July 12, 2021, the Australian Competition & Consumer Commission filed an Originating Application against SmileDirectClub, LLC and the Company’s Australian affiliate SmileDirectClub Aus Pty Ltd. The Originating Application alleges certain misstatements by the Company in connection with the availability of consumers having the ability to have private health care coverage cover a portion of their costs when seeking treatment through the Company’s telehealth platform. The Company has denied any wrongdoing and has filed its Concise Response to the Statement of Claim. Should the matter not be resolved, trial has been scheduled to commence on April 17, 2023.

In March 2019, a final arbitration award was issued in an arbitration proceeding brought by the Company alleging that one of our former members, Align, violated certain restrictive covenants set forth in its operating agreement. The arbitrator ruled that Align breached both the non-competition and confidentiality provisions of the Company’s operating agreement and that, as a result, Align was required to close its Invisalign Stores, return all of the Company’s confidential information, and sell its membership units to the Company or certain of its pre-IPO unitholders for an amount equal to the balance of Align’s capital account as of November 2017. The arbitrator also extended the non-competition period to which Align is subject through August of 2022 and prohibited Align from using the Company’s confidential information in any manner going forward. The Company paid Align $54.0 million, pursuant to a promissory note payable over 24 months through March 2021, in full redemption of Align’s membership units pursuant to this ruling. The ruling has been confirmed in its entirety in the circuit court of Cook County, Chicago, Illinois, but Align continued to object to the purchase price and repurchase documentation despite the arbitration ruling and its confirmation, and filed a subsequent arbitration proceeding disputing the $54.0 million redemption amount and seeking an additional $43.4 million. Arbitration was held in December 2020. The arbitrator reached final decision in March 2021 and the Company paid Align the remaining amount of $43.4 million (which it had reserved) plus accrued interest.

In December 2020, a class action complaint was filed in the Illinois state court: Stacy Benbow et al. v. SmileDirectClub, Inc. et al., 2020 CH 07269 (Cook County Circuit Court filed 12/14/20). The complaint alleges violations of the Telephone Consumer Protection Act and seeks to represent a nationwide class of similarly situated persons. The complaint seeks injunctive relief, statutory damages, and attorneys’ fees and costs. A tentative settlement was approved by the court and the Company has recorded an estimated loss of $4.8 million related to such tentative settlement. Notice to the class was sent on March 20, 2021, and final approval was set for May 19, 2021. On May 19, 2021, the final approval was granted by the Cook County Circuit Court. The final cost of the settlement was approximately $4.0 million.

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the years ended December 31, 2021 and 2020, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NASDAQ Global Market under the symbol “SDC”. As of February 25, 2022, there were approximately 17 holders of record of our Class A common stock. Because the majority of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
Performance Graph

COMPARISON OF 28-MONTH CUMULATIVE TOTAL RETURN*

Among SDC, Inc., the NASDAQ Composite Index, and the S&P 500 Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/12/2019
11/11/2019
1/10/2020
3/10/2020
5/9/2020
7/8/2020
9/6/2020
11/5/2020
1/4/2021
3/5/2021
5/4/2021
7/3/2021
9/1/2021
10/31/2021
12/30/2021
SmileDirectClub, Inc.
NASDAQ Composite
S&P 500

*$100 invested on 9/12/19 in stock or index

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, disclosed elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and the creator of the first MedTech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, United Kingdom, France, and Ireland.

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the years ended December 31, 2021 and 2020, we shipped 332,388 and 374,982 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the years ended December 31, 2021 and 2020 was $1,883 and $1,797, respectively. Our ASP is less than our standard $1,950 price as a result of discounts offered to select members.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. of this Annual Report on Form 10-K.

COVID-19 pandemic

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, we continue to navigate the uncertain and unprecedented economic and operating conditions resulting from the COVID-19 pandemic and its protracted duration.

Additionally, we took the following actions beginning in the second quarter of 2020 in an effort to fortify the financial position of the business: reduced our marketing spend as a percentage of revenue; reduced our headquarters and retail workforce; secured the HPS Credit Facility and further strengthened our balance sheet with the convertible notes offering in February 2021, which resulted in the extinguishment of the HPS Credit Facility and more favorable interest rates; and initiated a real estate repositioning program.

Beginning in the second quarter of 2020, we performed a review of our real estate needs and initiated restructuring actions related to a real estate repositioning program that remains on-going. As a result of these actions, we incurred one-time charges of approximately $32.5 million in the year ended December 31, 2020. This one-time charge was primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an ongoing evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. During the year ended December 31, 2021, we incurred one-time charges of approximately $5.3 million, respectively, primarily associated with lease abandonment and store closure costs including the costs to exit certain foreign markets, Germany, Austria, and the Netherlands, due to the uncertain operating environment and immaturity of those markets as well as regulatory challenges. Further, in January 2022, we exited the Singapore, Hong Kong, New Zealand, Spain, and Mexico markets to focus on those markets that have the greatest potential for near-term profitability. We continue to evaluate our properties to determine if we will further rationalize our footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 50% of our clear aligner sales originating from impression kits beginning in the third quarter of 2021. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, including higher income customers, and controlled growth, each as more specifically discussed below.

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

Efficient acquisition of new members

•Visits to our website: During the fourth quarter of 2021, we averaged approximately 4 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

•Referrals: During the fourth quarter of 2021, we remained strong on our member experience with referrals reaching 21% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.
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

Continued investment in controlled growth

We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. Our key growth initiatives include enhancing our existing product platform; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; expanding our reach through the professional channel; and expanding our market share with more traditional, higher income customers of clear aligner therapy. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our existing SmileShop network and Partner Network, comprised of affiliated dentist and orthodontist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our strategy.

Pace of adoption for teledentistry

The rate of adoption of teledentistry will impact our ability to acquire new members and grow our revenue.

Strategic actions to increase profitability

On January 24, 2022, we announced a series of strategic actions to position us for improved business performance and future growth, including right-sizing our cost structure to better support core growth initiatives and allocating capital to countries with the greatest potential for near-term profitability.

Following an evaluation of our business and the continuing macroeconomic factors impacting consumers, we implemented initiatives including the expansion of our professional channel, the SmileDirectClub Partner Network;

innovations to our aligner products so as to allow us to capture greater market share of the teen and higher-household income demographics; focusing on our burgeoning oral care product business; and SmileShop growth in markets with strong consumer demand. Expansion into new international markets is paused while the global economy recovers from pandemic and macroeconomic pressures that have contributed to challenging operating environments.

In connection with these operational changes, we suspended operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. We continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia.

Components of Operating Results

Revenues

Our revenues are derived primarily from sales of aligners, impression kits, whitening gel, retainers, and other oral care products, as well as interest earned on SmilePay. Revenues are recorded based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and cancellations and refunds from customer returns. Revenues include revenue recognized from orders shipped in the current period, as well as deferred revenue recognized from orders in prior periods. We offer our members the option of paying the entire cost of their clear aligner treatment upfront or enrolling in SmilePay, our convenient monthly payment plan requiring a down payment and a monthly payment for up to 24 months.

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

We manufacture all of our aligners and retainers in our manufacturing facilities. We continue to invest in automating our manufacturing and treatment planning operations, launching our second generation manufacturing at the end of the third quarter of 2020, which is contributing to increased efficiencies in our manufacturing process as evidenced by our increased margins. We have built extensive supply chain mechanisms that allow us to quickly and accurately create treatment plans and manufacture aligners.

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

We define Adjusted EBITDA as net loss, plus depreciation and amortization, interest expense, income tax expense, equity-based compensation, loss on extinguishment of debt, impairment of long-lived assets, abandonment and other related charges and certain other non-operating expenses, such as one-time store closure costs associated with our real estate repositioning strategy, severance, retention and other labor costs, certain one-time legal settlement costs, and unrealized foreign currency adjustments. Adjusted EBITDA does not have a definition under GAAP, and our definition of Adjusted EBITDA may not be the same as, or comparable to, similarly titled measures used by other companies. We use Adjusted EBITDA when evaluating our performance when we believe that certain items are not indicative of operating performance. Adjusted EBITDA provides useful supplemental information to management regarding our operating performance, and we believe it will provide the same to members/stockholders.

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

(in thousands)	Years Ended December 31,
	2021	2020	2019
Statements of Operations Data:
Total revenues	$637,611	$656,780	$750,428
Cost of revenues	177,597	206,852	178,390
Gross profit	460,014	449,928	572,038
Marketing and selling expenses	388,450	322,919	481,468
General and administrative expenses	325,569	311,982	580,843
Lease abandonment and impairment of long-lived assets	1,481	25,457	—
Other store closure and related costs	3,798	7,034	—
Loss from operations	(259,284)	(217,464)	(490,273)
Total interest expense	23,154	45,010	15,734
Loss on extinguishment of debt	47,631	13,781	29,672
Other expense (income)	4,313	(878)	(142)
Net loss before provision for income tax expense	(334,382)	(275,377)	(535,537)
Provision for income tax expense	1,268	3,122	2,268
Net loss	(335,650)	(278,499)	(537,805)
Net loss attributable to non-controlling interest	(233,208)	(200,133)	(423,292)
Net loss attributable to SDC Inc.	$(102,442)	$(78,366)	$(114,513)
Other Data:
Adjusted EBITDA	$(133,204)	$(77,084)	$(102,923)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Years Ended December 31,
	2021	2020	2019
Net loss	$(335,650)	$(278,499)	$(537,805)
Depreciation and amortization	70,113	56,390	27,336
Total interest expense	23,154	45,010	15,734
Income tax expense	1,268	3,122	2,268
Lease abandonment and impairment of long-lived assets	1,481	25,457	—
Other store closure and related costs	3,798	7,034	—
Loss on extinguishment of debt	47,631	13,781	29,672
Equity-based compensation	44,628	44,903	350,122
IPO related bonuses	—	—	9,892
Other non-operating general and administrative losses (gains)	10,373	5,718	(142)
Adjusted EBITDA	$(133,204)	$(77,084)	$(102,923)

Comparison of the years ended December 31, 2021 and 2020

Revenues

Revenues decreased $19.2 million, or 2.9%, to $637.6 million in the year ended December 31, 2021 from $656.8 million in the year ended December 31, 2020. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the continuing effects of the COVID-19 pandemic resulting in negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation, partially offset by growth in our international markets, primarily the U.K.

For the years ended December 31, 2021 and 2020, revenues for the U.S. and Canada were approximately $525.4 million and $568.8 million, or 82.4% and 86.6%, respectively, and revenues for the rest of world were approximately $112.2 million and $88.0 million, or 17.6% and 13.4%, respectively.

Cost of revenues

Cost of revenues decreased $29.3 million, or 14.1%, to $177.6 million in the year ended December 31, 2021 from $206.9 million in the year ended December 31, 2020. Cost of revenues decreased as a percentage of revenues from 31.5% in the year ended December 31, 2020 to 27.9% in the year ended December 31, 2021, primarily due to continued automation of our manufacturing processes. The decrease in overall cost of revenues in the current year as compared to the prior year is primarily due to producing a lower number of aligners in the current year.

Gross margin increased to 72.1% in the year ended December 31, 2021 from 68.5% in the year ended December 31, 2020, primarily as a result of the factor described above.

Marketing and selling expenses

Marketing and selling expenses as a percentage of revenues increased to 60.9% in the year ended December 31, 2021 from 49.2% in the year ended December 31, 2020, and increased to $388.5 million in the year ended December 31, 2021 from $322.9 million in the year ended December 31, 2020. The increase was primarily due to the reopening of several of our SmileShops and increasing our international footprint, the implementation of our pop-up event strategy, and the redeployment of our marketing strategy as compared to the prior year period which was impacted by cost containment measures implemented in response to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased $13.6 million, or 4.4%, to $325.6 million in the year ended December 31, 2021 from $312.0 million in the year ended December 31, 2020. The increase was primarily due to increases in personnel costs as a result of increased headcount and the absence of certain cost containment measures affecting the prior year period, partially offset by lower incentive compensation cost. General and administrative expenses as a percent of revenue increased from 47.5% in the year ended December 31, 2020 to 51.1% in the year ended December 31, 2021, primarily due to the factors mentioned above.

Lease abandonment, impairment of long-lived assets and other related charges

Lease abandonment, impairment of long-lived assets and other related charges were $5.3 million for the year ended December 31, 2021, compared to $32.5 million for the year ended December 31, 2020. These charges are primarily associated with the closure and consolidation of a portion of our SmileShops, and the impairment of right of use assets and leasehold improvements at our closed SmileShops. Additionally, the current year period includes costs associated with the consolidation of our facilities in Costa Rica and the prior year period included charges related to the closure of our manufacturing facility in Kyle, Texas, and the consolidation of several floors at our headquarters in Nashville, Tennessee. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.

Interest expense

Interest expense decreased $21.9 million to $23.2 million in the year ended December 31, 2021 from $45.0 million in the year ended December 31, 2020, primarily as a result of a change in our capital structure that significantly reduced our effective interest rate on our outstanding debt facilities.

Loss on extinguishment of debt

Loss on extinguishment of debt in the year ended December 31, 2021 was $47.6 million. The expense was in conjunction with the payoff of the HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in the prior year. Loss on extinguishment of debt in the year ended December 31, 2020 was $13.8 million, respectively, primarily made up of fees and unamortized costs associated with our previous JPM facility.

Other expense (income)

Other expense (income) increased $5.2 million to expense of $4.3 million in the year ended December 31, 2021 from income of $0.9 million in the year ended December 31, 2020. The increase in expense was primarily due to the impact of unrealized foreign currency translation adjustments.

Provision for income tax expense

Our provision for income tax expense was $1.3 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.

Adjusted EBITDA

For the year ended December 31, 2021, Adjusted EBITDA was negative $133.2 million compared to a negative $77.1 million for the year ended December 31, 2020. For the year ended December 31, 2021, Adjusted EBITDA for the U.S. and Canada combined was a negative $65.1 million, and Adjusted EBITDA for the rest of world for the year ended December 31, 2021 was negative $68.1 million.

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

General and administrative expenses

General and administrative expenses decreased $268.9 million, or 46.3%, to $312.0 million in the year ended December 31, 2020 from $580.8 million in the year ended December 31, 2019. The prior year period included equity-based compensation expense of $350.1 million and other employee related bonuses of $9.9 million primarily as a result of the IPO, compared to equity-based compensation of $44.9 million in the current period. The current year period also included $6.6 million in one-time costs related to legal settlements and severance costs. Adjusting for equity-based compensation, IPO related costs and one-time items for the current and prior period, general and administrative expenses increased $39.7 million or 18.0% from $220.8 million in the prior year to $260.5 million primarily due to the expansion of our team members and services to support our business growth prior to the COVID-19 outbreak as well as higher depreciation and amortization associated with investments in the business. General and administrative expenses as a percent of revenue, adjusted for the items listed above, increased from 29.4% in the year ended December 31, 2019 to 39.7% in the year ended December 31, 2020, primarily as a result of the factors mentioned above.

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

Other income

Other income increased $0.7 million to $0.9 million in the year ended December 31, 2020 from $0.1 million in the year ended December 31, 2019, primarily as a result of unrealized foreign currency translation adjustments.

Provision for income tax expense

Our provision for income tax expense was $3.1 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2021, SDC Inc. had cash on hand of $224.9 million, an accumulated deficit of $295.3 million and had working capital of $289.5 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the IPO and other financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirrors the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(141,519)	$(83,568)	$(333,192)
Net cash used in investing activities	(106,567)	(97,141)	(106,361)
Net cash provided by financing activities	155,717	178,975	444,082
Effect of changes in exchange rates on cash and cash equivalents	505	—
Increase (decrease) in cash	(91,864)	(1,734)	4,529
Cash at beginning of period	316,724	318,458	313,929
Cash at end of period	$224,860	$316,724	$318,458

Comparison of the year ended December 31, 2021 and 2020

As of December 31, 2021, we had $224.9 million in cash, a decrease of $91.9 million compared to $316.7 million as of December 31, 2020.

Cash used in operating activities increased to $141.5 million during the year ended December 31, 2021 compared to $83.6 million in the year ended December 31, 2020, or an increase of $58.0 million, primarily due to the increase in net loss during the period and changes in working capital.

Cash used in investing activities increased to $106.6 million during the year ended December 31, 2021, compared to $97.1 million in the year ended December 31, 2020. Cash used in investing activities primarily consisted of purchases of manufacturing automation equipment and investments in technology equipment and software as well as international expansion for both periods.

Cash provided by financing activities decreased to $155.7 million during the year ended December 31, 2021, compared to $179.0 million in the year ended December 31, 2020. Cash provided by financing activities during the year ended December 31, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of approximately $21.2 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award. In the prior year period, cash provided by financing activities primarily consisted of approximately $388.0 million from the HPS Credit Facility, offset by the repayment of prior debt facilities.

Comparison of the years ended December 31, 2020 and 2019

As of December 31, 2020, we had $316.7 million in cash, a decrease of $1.7 million compared to $318.5 million as of December 31, 2019.

Cash used in operating activities decreased to $83.6 million during the year ended December 31, 2020 compared to $333.2 million in the year ended December 31, 2019, or a decrease of $249.6 million, primarily resulting from a decrease in accounts receivable associated with our SmilePay offering and decreased net loss during the period. One-time cash compensation expense of approximately $83.6 million for the payment of cash bonus amounts pursuant to management incentive bonus agreements (“IBAs”) was incurred in October 2019.

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

Indebtedness

Convertible Senior Notes

On February 9, 2021 we issued $650.0 million principal amount of Notes and also granted the initial purchasers of the Notes an option to purchase up to an additional $97.5 million aggregate principal amount of the Notes. The sale of the Notes concluded on February 16, 2021, with the initial purchasers exercising their options in full to buy the additional Notes. The Notes were issued and governed by an indenture, dated February 9, 2021, (the “Indenture”), between us and Wilmington Trust, National Association, as trustee. Overall, we incurred $747.5 million principal amount of indebtedness as a result of this offering.

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

See Note 10 to the consolidated financial statements for further discussion of the Notes.

Tax Receivable Agreement

The payments that we may be required to make under the Tax Receivable Agreement to the Continuing LLC Members may be significant and are dependent upon future taxable income. See “Certain Relationships and Related Party Transactions-Tax Receivable Agreement.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and equity-based compensation, among others. Each of these estimates varies in regard to the level of judgment involved and its potential impact on our financial results. Estimates are considered critical either 1) when a different estimate could have reasonably been used, or 2) where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact our financial condition, results of operations, or cash flows. Actual results could differ from those estimates. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

The terms of the aligner and retainer sales include member rights to cancel the orders and return unopened aligner, impression kit, or retainer boxes for a refund of any consideration paid related to the returned products. The rights of return create variability in the amount of transaction consideration, and in turn, revenue we can recognize for fulfilling related performance obligations. We recognize revenue based on the amount of consideration to which we expect to be entitled, which excludes consideration received for products expected to be cancelled or refunded due to customer returns. Accordingly, we are required to make estimates of expected returns and related revenue adjustments. We estimate expected customer returns based upon our assessment of historical and expected cancellations. The estimated expected refunds are recorded as a refund liability.

We offer our members the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 24 months. Approximately 60% of our members elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay members results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents consist primarily of an interest-bearing accounts at large U.S. banks with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At December 31, 2021, we held no investments in marketable securities.

On February 9, 2021 we issued $650.0 million principal amount of Notes and also granted the initial purchasers of the Notes an option to purchase up to an additional $97.5 million aggregate principal amount of the Notes. The sale of the Notes concluded on February 16, 2021, with the initial purchasers exercising their options, in full, to buy the additional Notes. Overall, we incurred $747.5 million principal amount of indebtedness as a result of this offering. The Notes were issued at a 0.0% coupon rate.

A portion of the proceeds of the offering of the Notes were used to fund the cost of privately negotiated capped call transactions with certain initial purchasers, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility.

Foreign currency exchange risk

A substantial majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2021 were transacted in United States dollars. As we are expanding our sales and operations internationally, we are more exposed to changes in foreign exchange rates. Currently, our international revenue is predominantly from Canada and the U.K. and denominated in Canadian dollars and Great British Pounds, respectively, with a limited portion from Australia, Ireland, and France, and denominated in their local currencies. In the future, as we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.

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

Inflation risk

Inflationary factors, such as increases in our cost of revenues, advertising costs and other selling and operating expenses, may adversely affect our operating results. A high rate of inflation may have an adverse effect on our ability to maintain and increase our gross margin or to maintain current levels of selling, general, administrative and other operating expenses as a percentage of revenues if the selling price of our products do not increase with these increased costs.

Credit risk

We are exposed to credit risk through our SmilePay financing option. For the year ended December 31, 2021, approximately 60% of our members chose to finance their treatment through SmilePay. For the years ended December 31, 2021 and 2020, SmilePay amounted to approximately $243.8 million and $293.3 million in net receivables and associated delinquency rates of 9%. We may experience an increase in payment defaults and uncollectible accounts, and may be required to revise our collection estimates, which would adversely affect our revenue and net loss.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedure

Our management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 24, 2022, Senator William H. Frist, M.D. notified the Company of his intention to resign as a member of the Board, effective as of February 24, 2022, as he is taking on a new executive role in an entity that will require a significant amount of his time. Dr. Frist had served as a member of the Board since September 2019.

In addition, on February 22, 2022, the Compensation Committee of the Board approved the inclusion of Steven Katzman and Susan Greenspon Rammelt in the Company’s 2022 retention program, pursuant to which each executive will receive a retention payment in an amount equal to 50% of their respective salary. In accordance with the terms of the 2022 retention program implemented by the Compensation Committee, employee recipients of retention payments, including Mr. Katzman and Ms. Greenspon Rammelt, must agree to return their retention payment to the Company, in the event that the employee voluntarily resigns from the Company or is terminated by the Company for cause, in each case prior to the one-year anniversary of the payment date.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed

1Financial Statements

All financial statements are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

2Financial Statement Schedules

The following financial statement schedule is filed as part of the Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020, and 2019:

Description	Balance at Beginning of Year	Charged to Revenue	Charged to Other Accounts	Write-offs and Other Adjustments	Balance at End of Year
Allowance for credit losses and other revenue adjustments:
Year ended December 31, 2019	$35,013	$111,330	$(15)	$(96,963)	$49,365
Year ended December 31, 2020	$49,365	$125,938	$522	$(126,561)	$49,264
Year ended December 31, 2021	$49,264	$109,806	$814	$(116,787)	$43,097

3Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmileDirectClub, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter	For the year ended December 31, 2021, the Company’s net revenues were $637.6 million, net of implicit price concessions, cancellations and refunds of $129.3 million. As discussed in Note 2 to the consolidated financial statements, revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, discounts, cancellations and refunds from customer returns. The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 24 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. The Company recorded estimated implicit price concessions related to SmilePay members to reflect the revenues and accounts receivable at the estimated amounts expected to be collected based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, and other collection indicators. The Company also offers return rights that create variability in the amount of transaction consideration that can be recorded related to cancellations and refunds from customer returns. The Company recorded revenue adjustments to reflect the revenues at the estimated amounts to be collected based upon management’s assessment of historical and expected cancellations and refunds

Auditing the Company’s estimates of implicit price concessions and cancellations is complex due to the significant uncertainty inherent to the estimate, the application of management judgment, and the subjective assumptions as noted above utilized in estimating the expected amounts to be collected.
How We Addressed the Matter in Our Audit
To test the estimated implicit price concessions and cancellations, our audit procedures included, among others, evaluating the estimation methodologies used, the significant assumptions described above, and the underlying data used by the Company. We performed testing over the completeness and accuracy of data inputs used by the Company in the estimation process, including historical collection experience and historical and expected cancellations. We compared the significant assumptions used by management to current business and economic trends and considered changes to the Company’s business and other relevant factors. We performed sensitivity analyses of the impact of changes to the assumptions on the resulting estimate of the implicit price concessions and cancellations. We also assessed the historical accuracy of management’s estimates based on subsequent collection experience as a source of potential corroborative or contrary evidence regarding the assumptions used by management in the estimation process.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.
Nashville, Tennessee
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited SmileDirectClub, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SmileDirectClub, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SmileDirectClub, Inc. as of December 31, 2021 and 2020, and related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and related schedule and our report dated March 1, 2022, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with the respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition of Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2022

Item 16. Form 10-K Summary

None.

SmileDirectClub, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Cash	$224,860	$316,724
Accounts receivable, net	184,558	221,973
Inventories	40,803	29,247
Prepaid and other current assets	17,519	12,832
Total current assets	467,740	580,776
Accounts receivable, net, non-current	59,210	71,355
Property, plant and equipment, net	227,201	189,995
Operating lease right-of-use asset	24,927	31,176
Other assets	15,480	11,487
Total assets	$794,558	$884,789
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$19,922	$36,848
Accrued liabilities	122,066	100,589
Deferred revenue	20,258	26,619
Current portion of long-term debt	10,997	15,664
Other current liabilities	4,997	6,821
Total current liabilities	178,240	186,541
Long-term debt, net of current portion	729,973	392,939
Operating lease liabilities, net of current portion	20,352	27,771
Other long-term liabilities	347	43,400
Total liabilities	928,912	650,651
Equity (Deficit)
Class A common stock, par value $0.0001 and 119,280,781 shares issued and outstanding at December 31, 2021 and 115,429,319 shares issued and outstanding at December 31, 2020	12	11
Class B common stock, par value $0.0001 and 269,243,501 shares issued and outstanding at December 31, 2021 and 270,908,566 shares issued and outstanding at December 31, 2020	27	27
Additional paid-in-capital	448,867	483,393
Accumulated other comprehensive income (loss)	293	(102)
Accumulated deficit	(295,321)	(192,879)
Noncontrolling interest	(305,852)	(73,932)
Warrants	17,620	17,620
Total equity (deficit)	(134,354)	234,138
Total liabilities and equity (deficit)	$794,558	$884,789

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue, net	$594,692	$607,373	$706,529
Financing revenue	42,919	49,407	43,899
Total revenues	637,611	656,780	750,428
Cost of revenues	177,597	206,852	163,861
Cost of revenues—related parties	—	—	14,529
Total cost of revenues	177,597	206,852	178,390
Gross profit	460,014	449,928	572,038
Marketing and selling expenses	388,450	322,919	481,468
General and administrative expenses	325,569	311,982	580,843
Lease abandonment and impairment of long-lived assets	1,481	25,457	—
Other store closure and related costs	3,798	7,034	—
Loss from operations	(259,284)	(217,464)	(490,273)
Interest expense	23,154	45,010	15,659
Interest expense—related parties	—	—	75
Loss on extinguishment of debt	47,631	13,781	29,672
Other expense (income)	4,313	(878)	(142)
Net loss before provision for income tax expense	(334,382)	(275,377)	(535,537)
Provision for income tax expense	1,268	3,122	2,268
Net loss	(335,650)	(278,499)	(537,805)
Net loss attributable to noncontrolling interest	(233,208)	(200,133)	(423,292)
Net loss attributable to SmileDirectClub, Inc.	$(102,442)	$(78,366)	$(114,513)

Earnings (loss) per share of Class A common stock:
Basic	$(0.87)	$(0.71)	$(1.12)
Diluted	$(0.87)	$(0.72)	$(1.14)

Weighted average shares outstanding:
Basic	118,360,801	109,854,360	102,442,525
Diluted	387,775,890	385,200,442	381,917,030

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(335,650)	$(278,499)	$(537,805)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,295	663	(1,010)
Comprehensive loss	(334,355)	(277,836)	(538,815)
Comprehensive loss attributable to noncontrolling interests	(232,308)	(199,640)	(424,030)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(102,047)	$(78,196)	$(114,785)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SDC Financial (Prior to Reorganization Transactions)
	Additional Paid in Capital		Warrants		Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity (Deficit)
	Units	Amount	Units	Amount
Balance at December 31, 2018	108,878	$57,677	369	$315	$(148,429)	$(90,437)	$388,634
Net loss prior to Reorganization Transactions	—	—	—	—	(104,245)	(104,245)	—
Preferred Unit redemption accretion	—	(59,250)	—	—	—	(59,250)	59,250
Redemptions prior to Reorganization Transactions	(20,710)	(54,154)	—	—	—	(54,154)	—
Share-based compensation prior to Reorganization Transactions	—	8,561	—	—	—	8,561	—
Distributions payable	—	(43,400)	—	—	—	(43,400)	—
Effect of Reorganization Transactions	(88,168)	90,566	(369)	(315)	252,674	342,925	(447,884)
Balance at December 31, 2019	—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	—	—	$—	$—	$—	$—	$—	$—	$—	$298,197
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(104,245)
Redemptions prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	(54,154)
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	8,561
Distribution payable	—	—	—	—	—	—	—	—	—	(43,400)
Effect of Reorganization Transactions	70,238,188	279,474,505	7	28	104,609	—	—	315	—	—
Issuance of Class A common stock in IPO, net of costs	58,537,000	—	5	—	1,275,830	—	—	—	—	1,275,835
Repurchases of Class A shares and LLC Units from Pre-IPO investors	(31,621,975)	—	(3)	—	(696,486)	—	—	—	—	(696,489)
Issuance of Class A shares in connection with equity-based compensation plans	6,150,461	—	1	—	(1)	—	—	—	—	—
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	—	—	—	—	(444,636)	—	—	444,636	—	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(114,513)	(319,047)	—	(433,560)
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	299,199	—	—	—	—	299,199
Equity-based payments subsequent to Reorganization Transactions	—	—	—	—	(87,685)	—	—	—	—	(87,685)
Other	—	—	—	—	(2,964)	—	—	—	—	(2,964)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(738)	(272)	(1,010)
Balance at December 31, 2019	103,303,674	279,474,505	10	28	447,866	—	(114,513)	125,166	(272)	458,285
Net earnings (loss)	—	—	—	—	—	—	(78,366)	(200,133)	—	(278,499)
Issuance of Class A shares in connection with equity-based awards	2,100,320	—	—	—	—	—	—	—	—	—
Issuance of Class B shares in connection with warrant exercise	—	1,459,386	—	—	(15)	—	—	937	—	922
Exchange of Class B common stock for Class A common stock	10,025,325	(10,025,325)	1	(1)	395	—	—	(395)	—	—
HPS Warrant issuance	—	—	—	—	—	17,620	—	—	—	17,620
Equity-based compensation	—	—	—	—	44,903	—	—	—	—	44,903
Equity-based payments	—	—	—	—	(9,901)	—	—	—	—	(9,901)
Foreign currency translation adjustment	—	—	—	—	—	—	—	493	170	663
Other	—	—	—	—	145	—	—	—	—	145
Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138
Net loss	—	—	—	—	—	—	(102,442)	(233,208)	—	(335,650)
Issuance of Class A shares in connection with equity-based awards	2,011,602	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,665,065	(1,665,065)	—	—	(388)	—	—	388	—	—
Issuance of shares in connection with stock purchase plan	174,795	—	—	—	1,031	—	—	—	—	1,031
Equity-based compensation	—	—	—	—	44,628	—	—	—	—	44,628
Equity-based payments	—	—	—	—	(10,028)	—	—	—	—	(10,028)
Foreign currency translation adjustment	—	—	—	—	—	—	—	900	395	1,295
Capped call instruments	—	—	—	—	(69,518)	—	—	—	—	(69,518)
Other	—	—	—	—	(250)	—	—	—	—	(250)
Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(335,650)	$(278,499)	$(537,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,113	56,390	27,336
Deferred loan cost amortization	5,148	4,407	3,969
Equity-based compensation	44,628	44,903	350,122
Loss on extinguishment of debt	47,631	13,594	17,693
Paid in kind interest expense	3,324	8,450	—
Asset impairment and related charges	1,481	27,767	—
Other non-cash operating activities	372	10,071	1,783
Changes in operating assets and liabilities:
Accounts receivable	49,560	52,400	(171,577)
Inventories	(11,775)	(11,602)	(9,650)
Prepaid and current assets	(8,733)	(378)	(13,059)
Accounts payable	(11,296)	(7,670)	(1,182)
Accrued liabilities and other	10,039	(4,585)	13,107
Due to related parties	—	—	(20,305)
Deferred revenue	(6,361)	1,184	6,376
Net cash used in operating activities	(141,519)	(83,568)	(333,192)
Investing Activities
Purchases of property, equipment, and intangible assets	(106,567)	(97,141)	(106,361)
Net cash used in investing activities	(106,567)	(97,141)	(106,361)
Financing Activities
IPO proceeds, net of discount and related fees	—	(1,155)	1,277,010
Repurchase of Class A shares and LLC Units	—	—	(696,489)
Proceeds from warrant exercise	—	922	—
Repurchase of Class A shares to cover employee tax withholdings	(10,028)	(9,901)	(85,684)
Settlement of canceled awards	—	—	(2,000)
Issuance of Class A common stock	—	—	6
Proceeds from stock purchase plan	1,031	—	—
Repayment of HPS Credit Facility	(396,497)	—	—
Payment of extinguishment costs	(37,701)	—	—
Proceeds from HPS Credit Facility and Warrants, net	—	388,000	—
Borrowings of long-term debt	747,500	16,807	176,000
Payments of issuance costs	(21,179)	(11,784)	(6,127)
Purchase of capped call transactions	(69,518)	—	—
Final payment of Align arbitration	(43,400)	—	—
Principal payments on long-term debt	(4,609)	(194,439)	(193,516)
Principal payments on related party debt	—	—	(22,352)
Payments of finance leases	(11,055)	(10,138)	(3,017)
Other	1,173	663	251
Net cash provided by financing activities	155,717	178,975	444,082
Effect of exchange rates change on cash and cash equivalents	505	—	—
Increase (decrease) in cash	(91,864)	(1,734)	4,529
Cash at beginning of period	316,724	318,458	313,929
Cash at end of period	$224,860	$316,724	$318,458

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
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

SmileDirectClub is an oral care company and creator of the first MedTech platform for teeth straightening. Through the Company’s cutting-edge teledentistry technology and vertically integrated model, it is revolutionizing the oral care industry, from clear aligner therapy to its affordable, premium oral care product line. SmileDirectClub’s mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. SmileDirectClub is headquartered in Nashville, Tennessee and operates in the U.S., Costa Rica, Puerto Rico, Canada, Australia, United Kingdom, France, and Ireland.

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
For the year ended December 31, 2021
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

The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At December 31, 2021, the variable interest entities include 53 dentist owned PCs, and at December 31, 2020 the variable interest entities included 54 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

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

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $32,491 during the year ended December 31, 2020. This one-time charge was primarily associated with the closure of our manufacturing facility in Kyle, Texas; the consolidation of several floors at our headquarters in Nashville, Tennessee; the closure and consolidation of many of our SmileShops, which is an on-going evaluation; and the impairment of right of use assets and leasehold improvements at the closed SmileShops. During the year ended December 31, 2021, the Company incurred one-time charges of approximately $5,279, primarily associated with store closure costs and further consolidation of corporate office space. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Note 2—Summary of Significant Accounting Policies

Management Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value at the time of issuance within equity on the consolidated balance sheet using the Black-Scholes option pricing model (see Note 10). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived primarily from sales of aligners, impression kits, whitening gel, and retainers, and interest earned through its SmilePay financing program. Revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and cancellations and refunds from customer returns.

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

The Company estimates the amount expected to be collected based upon management’s assessment of historical write-offs, expected net collections including implicit price concessions, and cancellations and refunds from customer returns, business and economic conditions, and other collection indicators. Management relies on the results of detailed reviews of historical write-offs, cancellations, returns, and collections as a primary source of information in estimating the amount of contract consideration expected to be collected. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. The Company believes its analysis provides reasonable estimates of its revenues and valuations of its accounts receivable.

A description of the revenue recognition for each product sold by the Company is detailed below.

Aligners and Impression Kits: The Company enters into contracts with customers for aligner sales that involve multiple future performance obligations. The Company determined that aligner sales comprise the following distinct performance

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

obligations: initial aligners, touch-up aligners, and retainers for international sales only which can occur at any time throughout the treatment plan (which is typically between five months to ten months) upon the direction of and prescription from the treating dentist or orthodontist.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Years Ended December 31,
	2021	2020	2019
Aligner revenue, net	$517,552	$543,136	$683,429
Financing revenue, net	42,919	49,407	43,899
Retainers and other products revenue	77,140	64,237	23,100
Total revenue	$637,611	$656,780	$750,428
Implicit price concessions, cancellations, and refunds included in total revenue	$129,307	$138,841	$125,535

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $637,611, $656,780, and $750,428 of revenue, respectively, of which $22,550, $19,750 and $16,630 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2020, 2019 and 2018, respectively.

Allowance for credit losses and other revenue adjustments: The Company records a provision to maintain an allowance for credit losses and other revenue adjustments that result from the failure or inability of its members or other partners to make required payments deemed collectible when the product was delivered, or customer returns resulting in cancellations or refunds. When determining the allowances for member receivables, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends in its estimation of expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, cancellations, and adjustments, net of

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

recoveries, as well as an analysis of the aged accounts receivable balances. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as a history of missed scheduled payments and customer service or production issues.

Activity in the allowance for credit losses and other revenue adjustments for the year ended December 31, 2021 was as follows:

Balance at December 31, 2020	$53,740
Current period provision for expected credit losses and other revenue adjustments	129,307
Write-offs and other adjustments charged against the allowance, net of recoveries	(116,031)
Refunds paid	(17,707)
Balance at December 31, 2021	$49,309

As of December 31, 2021 and 2020, approximately $43,097 and $49,264 related to implicit price concessions and cancellation and adjustment reserves and is included in net receivables, respectively, and $6,212 and $4,476 related to refund reserves and is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred approximately $22,892, $23,036 and $19,000 in outsourced shipping expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, the Company incurred marketing, selling, and advertising costs of $388,450, $322,919 and $481,468, respectively.

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
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

their useful lives. Depreciation and amortization is included in cost of revenues, selling expenses, and general and administrative expenses depending on the purpose of the related asset.

Depreciation and amortization by financial statement line item were as follows:

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$27,467	$24,718	$11,186
Marketing and selling expenses	5,001	7,079	5,322
General and administrative expenses	37,645	24,593	10,828
Total	$70,113	$56,390	$27,336

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $747,500 and $407,902 in borrowings under its debt facilities (as discussed in Note 10) as of December 31, 2021 and 2020, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of December 31, 2021 the fair value of the debt facility was approximately $305,167 compared to its carrying value of $729,973.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. The Company had no outstanding derivatives at December 31, 2021

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

or 2020; however, the Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.
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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at December 31, 2021 or 2020, or net revenue for the years ended December 31, 2021, 2020 and 2019.

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

Leases

On January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre- and post-adoption. The Company categorizes leases at their inception

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term right-of-use operating lease obligations in the consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.

Leased assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses a secured incremental borrowing rate as the discount rate for determining the present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over useful life of the software which is generally a three-year to five-year period. During the years ended December 31, 2021, 2020, and 2019, the Company capitalized $58,558, $21,509 and $11,861, respectively, of internally developed software costs. Amortization expense for internally developed software was $17,973, $7,978 and $3,384 for the years ended December 31, 2021, 2020, and 2019, respectively.

Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. The Company’s estimates of future cash flows attributable to long-lived assets require significant judgment based on its historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

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

Recently Adopted Accounting Pronouncements

In January 2021 the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2021, the Company adopted FASB ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplified the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The Company adopted the provisions of this guidance effective January 1, 2021 using the modified retrospective method of adoption which required no cumulative-effect adjustment to retained earnings as of the beginning of the period.

In January 2021, the Company adopted FASB ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which eliminates most of the guidance in Subtopic 470-20 that requires separate accounting for embedded conversion features in convertible debt arrangements. Further, ASU 220-06 removes some of the conditions in

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Subtopic 815-40-25, “Contracts on an Entity's own Equity,” that are required for equity classification, including the requirement for equity contracts to permit settlement in unregistered shares. The Company adopted the provisions of this guidance effective January 1, 2021, using the modified retrospective method of adoption which required no cumulative-effect adjustment to retained earnings as of the beginning of the period. The Company applied the provisions of this guidance to the recently issued 2026 Convertible Senior Notes and related capped call transactions.

Note 3—Inventories

Inventories are comprised of the following:

	December 31,	December 31,
	2021	2020
Raw materials	$14,662	$10,059
Finished goods	26,141	19,188
Total inventories	$40,803	$29,247

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	December 31,	December 31,
	2021	2020
Prepaid expenses	$11,496	$9,315
Deposits to vendors	5,443	2,111
Other	580	1,406
Total prepaid and other current assets	$17,519	$12,832
Prepaid expenses, non-current	$1,911	$2,583
Deposits to vendors, non-current	967	1,018
Indefinite-lived intangible assets	7,155	6,692
Other intangible assets, net	2,458	184
Investments and other	2,989	1,010
Total other assets	$15,480	$11,487

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the years ended December 31, 2021, or 2020.

Note 5—Lease Abandonment, Impairment of Long-lived Assets and Store Closure and Other Related Charges

The Company evaluates its real estate needs on a recurring basis and beginning in the second quarter of 2020, initiated restructuring actions related to a real estate repositioning program. As a result of these changes, the Company incurred one-time charges of $5,279 for the year ended December 31, 2021. These charges were primarily associated with store closure costs and consolidation of a portion of SmileShops, which is an on-going evaluation. Given the uncertain operating environment and the shift to work-from-home, the Company made the strategic decision to align its rent costs with the current needs of the business, while also ensuring that the Company has sufficient capacity to support future growth. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes restructuring charges for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$586	$21,628	$—
Impairment of right of use asset	895	3,829	—
	$1,481	$25,457	$—
Store closure and other related charges:
Impairment of inventory	$219	$786	$—
Short-term lease termination fees	205	4,687	—
Other expenses	3,374	1,561	—
	$3,798	$7,034	$—

The balance of the accruals for the restructuring programs recorded in accrued expenses in the consolidated balance sheet as of December 31, 2021 was $2,023.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	December 31,	December 31,
	2021	2020
Lab and SmileShop equipment	$118,320	$116,340
Computer equipment and software	178,508	91,595
Leasehold improvements	36,474	25,721
Furniture and fixtures	13,321	13,627
Vehicles	8,018	6,266
Construction in progress	23,182	31,796
	377,823	285,345
Less: accumulated depreciation	(150,622)	(95,350)
Property, plant and equipment, net	$227,201	$189,995

The carrying values of assets under finance leases were $10,163 and $20,484 as of December 31, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $18,013 and $15,444, respectively.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

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

The following table presents lease-related assets and liabilities at December 31, 2021:

Leases Assets and Liabilities	Balance Sheet Classification	December 31,	December 31,
		2021	2020
Assets:
Operating leases	Operating lease right-of-use asset	$24,927	$31,176
Finance leases(1)	Property, plant, and equipment, net	10,163	20,484
		$35,090	$51,660
Liabilities:
Operating leases	Other current liabilities	$4,997	$6,821
Finance leases	Current portion of long-term debt	10,997	11,055
Operating leases	Operating lease liabilities, net of current portion	20,352	27,771
Finance leases	Long-term debt, net of current portion	—	10,997
		$36,346	$56,644
Weighted average remaining term:
Operating leases		4.8 years	6.0 years
Finance leases		0.8 years	1.6 years
Weighted average discount rate:
Operating leases(2)		4.94%	5.87%
Finance leases		7.00%	7.50%
(1) Finance lease assets are recorded net of accumulated amortization of $18,013 as of December 31, 2021.
(2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

The following table presents certain information related to lease expense for finance and operating leases:

Expense Category	Statement of Operations Classification	Years Ended December 31,
		2021	2020	2019
Finance lease expense:
Amortization of leased assets	Cost of revenues	$9,208	$9,988	n/a
Interest on lease liabilities	Interest expense	1,265	2,062	n/a
Operating leases(3)		8,607	9,875	n/a
Short-term lease expense(3)		12,290	16,452	n/a
Variable lease expense(3)		728	3,249	n/a
Total lease expense		$32,098	$41,626	$—
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our consolidated statements of operations, depending on the purpose of the related asset.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Other Information

The following table represents supplemental cash flow information:

	Years Ended December 31,
	2021	2020
Cash paid for amounts used in the measurement of lease liabilities:
Cash used in operating activities	$8,265	$9,056
Cash used in investing activities	$—	$—
Cash used in financing activities	$11,055	$10,138

Maturities of Lease Liabilities

The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the consolidated balance sheet at December 31, 2021:

	Finance Leases	Operating Leases
2022	$6,859	$5,673
2023	$—	$6,526
2024	—	5,138
2025	—	4,036
2026	—	3,637
2027 and thereafter	—	3,874
Total minimum lease payments	6,859	28,884
Residual value	4,550	—
Amount representing interest	(412)	(3,535)
Present value of future minimum lease payments	10,997	25,349
Less: current portion	(10,997)	(4,997)
Long-term lease liabilities	$—	$20,352

Note 8—Accrued Liabilities

Accrued liabilities were comprised of the following:

	December 31,	December 31,
	2021	2020
Accrued marketing and selling costs	$37,883	$19,236
Accrued payroll and payroll related expenses	15,829	27,912
Accrued sales tax and related costs	8,769	14,877
Other	59,585	38,564
Total accrued liabilities	$122,066	$100,589

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

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

Income Tax Expense

The components of loss before income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
Domestic	$(320,870)	$(269,211)	$(532,379)
Foreign	(13,512)	(6,166)	(3,158)
Loss before income taxes	$(334,382)	$(275,377)	$(535,537)

The income tax provision was as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$258	$1,169	$1,018
State	359	642	309
Foreign	(12)	1253	491
Current income tax provision	$605	$3,064	$1,818
Deferred:
Federal	$—	$—	$—
State	80	58	450
Foreign	583	—	—
Deferred income tax provision	$663	$58	$450
Total income tax provision	$1,268	$3,122	$2,268

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interest and non taxable income	(13.0)%	(13.2)%	(16.6)%
State income tax, net of federal benefit	(0.1)%	(0.1)%	(0.1)%
Losses for which no benefit has been recognized	(12.5)%	(0.4)%	(3.8)%
Foreign rate differential	0.2%	(0.1)%	(0.1)%
Uncertain tax position	(0.1)%	(0.5)%	(0.2)%
Change in investment in partnership	4.1%	(7.8)%	—%
Other	—%	—%	(0.6)%
Effective income tax rate	(0.4)%	(1.1)%	(0.4)%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$369	$351
Accruals and reserves	4,411	3,511
Net operating loss carryforwards	111,413	63,542
Deferred warrant expense	—	—
Basis in partnership	173,092	181,673
Gross deferred tax assets	289,285	249,077
Valuation allowance	(288,506)	(248,420)
Net deferred tax assets	$779	$657
Deferred tax liabilities:
Depreciation and amortization	(814)	(818)
Other	(757)	—
Gross deferred tax liabilities	(1,571)	(818)
Net deferred tax liabilities	$(792)	$(161)

At December 31, 2021 the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of approximately $71,464, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of approximately $33,434, which expire from 2029 through 2035. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of approximately $6,515. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historic losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

As of December 31, 2021, the Company maintained a valuation allowance of approximately $288,506 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Unrecognized Tax Benefits

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020
Balance at beginning of year	$2,555	$1,006
Increases for tax positions taken in prior years	—	462
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current year	438	1,087
Decreases for settlements with taxing authorities	—	—
Decreases for lapsing of the statute of limitations	(65)	—
Balance at end of year	$2,928	$2,555

The total amount of accrued interest and penalties were not significant as of December 31, 2021. The total amount of unrecognized tax benefit recorded during 2021 and 2020 was $2,928 and $2,555, respectively. All our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.

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

During the year ended December 31, 2019, the Company acquired an aggregate of $635,690 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the years ended December 31, 2021 or 2020.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Note 10—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	December 31,	December 31,
	2021	2020
2026 Convertible Senior Notes, net of unamortized financing costs $17,527 and $0, respectively	$729,973	$—
HPS Credit Facility, net of unamortized financing costs of $0 and $10,431, respectively	—	381,942
Align redemption promissory note	—	4,609
Finance lease obligations	10,997	22,052
Total debt	740,970	408,603
Less current portion	(10,997)	(15,664)
Total long-term debt	$729,973	$392,939

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

The Company recorded $21,338 related to deferred financing costs of the Notes. During the year ended December 31, 2021, the Company amortized under the effective interest rate method $3,811 of deferred financing costs.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

The Capped Call Transactions are separate transactions entered into by the Company with each Option Counterparty, and are not part of the terms of the Notes and will not affect any noteholder’s rights under the Notes. Noteholders will not have any rights with respect to the Capped Call Transactions.

In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirrors the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement.

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

The Company recorded $11,784 related to deferred financing costs of the HPS Credit Facility in the second quarter of 2020. During the year ended December 31, 2021, the Company amortized under the effective interest rate method $536 of deferred financing costs. The remaining original issue discount is included in loss from extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2021.

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
For the year ended December 31, 2021
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

On March 29, 2021, the HPS Credit Facility was paid in full and terminated. In connection with the repayment, the unamortized loan costs, the unaccreted warrant value, and the prepayment fee described above are recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations.

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

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 16, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the consolidated statement of operations. As of December 31, 2021, the Company has $0 outstanding under this promissory note.

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

2026 Convertible Senior Notes
2022	$—
2023	—
2024	—
2025	—
2026	747,500
Total	$747,500

Note 11—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of December 31, 2021, SDC Inc. had 119,280,781 shares of Class A common stock outstanding, which

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of December 31, 2021, SDC Inc. had a 30.7% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the years ended December 31, 2021 and 2020. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,679,339	$23.00	8.7	$—
Granted	50,000	12.21	9.1	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(65,217)	23.00	—	—
Outstanding at December 31, 2021	1,664,122	$22.70	7.7	$—
Exercisable at December 31, 2021	597,816	$23.00	7.7	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. Inputs to the Black-Scholes option pricing model for awards issued during the years ended December 31, 2021, include an expected dividend

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

yield of 0.0%, expected volatility of 65.6%, risk-free interest rate of 0.8% and an expected term of 6.3 years, pursuant to time-based vesting terms, resulting in a weighted average fair value of $8.17 per Option. As of December 31, 2021, unrecognized compensation expense related to the Options was $4,183. This expense is expected to be recognized over a weighted average period of 0.9 years.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

A summary of activity related to these RSUs is as follows:

	IBA RSUs	Non-IBA RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2020	1,626,738	2,193,144	3,819,882	$16.68
Granted	—	4,333,642	4,333,642	$11.00
Vested	(1,470,650)	(1,290,175)	(2,760,825)	$16.89
Forfeited	—	(555,538)	(555,538)	$11.12
RSUs outstanding, December 31, 2021	156,088	4,681,073	4,837,161	$15.53

As of December 31, 2021, unrecognized compensation expense related to unvested IBA and non-IBA RSUs was $38,812. This expense is expected to be recognized over a weighted average period of 2.4 years.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $44,628, $44,903 and $350,122 for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.

Note 14—Earnings (Loss) Per Share

Basic earnings per share of Class A common stock is computed by dividing net loss attributable to SDC Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to SDC Inc., adjusted for the assumed exchange of all potentially dilutive LLC Units for Class A common stock, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Prior to the IPO, the SDC Financial membership structure included Pre-IPO Units, some of which were profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings per share for the year ended December 31, 2019, represents only the period from September 11, 2019 to December 31, 2019, which represents the period wherein the Company had outstanding Class A common stock.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(335,650)	$(278,499)	$(537,805)
Less: Net income attributable to SDC Financial prior to the Reorganization Transactions	—	—	(104,245)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(233,208)	(200,133)	(319,047)
Net loss attributable to SDC Inc. - basic	(102,442)	(78,366)	(114,513)
Add: Reallocation of net loss attributable to noncontrolling interests after the Reorganization Transactions from the assumed exchange of LLC Units for Class A common stock	(233,208)	(200,133)	(319,047)
Net loss attributable to SDC Inc. - diluted	$(335,650)	$(278,499)	$(433,560)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	118,360,801	109,854,360	102,442,525
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	269,415,089	275,346,082	279,474,505
Weighted average shares of Class A common stock outstanding - diluted	387,775,890	385,200,442	381,917,030

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.87)	$(0.71)	$(1.12)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.87)	$(0.72)	$(1.14)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Years Ended December 31,
	2021	2020	2019
Options	1,664,122	1,679,339	1,744,556
Restricted Stock Units	4,837,161	3,819,882	5,884,190
Warrants	3,889,575	3,889,575	1,471,735
Shares issuable under the Notes (if converted method)(1)	41,389,822	—	—
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

Note 15—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2021, 2020 and 2019 the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $3,141, $3,202 and $2,707 to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 16—Related Party Transactions

Products and Services

The Company is affiliated through common ownership by the Company’s Chairman and Chief Executive Officer, with several other entities (‘‘Affiliates”). Certain Affiliates incur (or previously incurred) costs related to the Company, including travel costs, certain senior management personnel costs, freight, and rent, the most significant of which is freight. The Company reimbursed $0, $0 and $7,433 of freight incurred through an Affiliate during the years ended December 31, 2021, 2020 and 2019, respectively, which is included in cost of revenues. These costs incurred by Affiliates related to the Company are billed at actual cost to the Company by the Affiliates.

In addition, the Company paid one of the Affiliates $0, $0 and $1,255 in management fees for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in general and administrative expenses. These fees include charges relating to several individuals who provide senior leadership to the Company as well as certain other services. Certain of these individuals have been granted IBUs, which have resulted in equity-based compensation expense (see Note 13).

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $5,806, $5,790 and $1,716 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company was party to a Strategic Supply Agreement with Align, a former equityholder of the Company, in which the Company had the option to purchase aligners from Align at a price that varies with the level of product purchased. While the majority of the Company’s aligners were manufactured in-house, the Company did purchase aligners under this agreement during the first quarter of 2019. Additionally, the Company purchases oral digital imaging equipment from Align. For the years ended December 31, 2021, 2020 and 2019, purchases from Align of equipment were $0, $0 and $6,025, respectively, and purchases of aligners included in cost of revenues were $0, $0 and $7,659, respectively.

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

Note 17—Commitments and Contingencies
Legal Matters

In the ordinary course of conducting its business, the Company is involved, from time to time, in various contractual, product liability, intellectual property, and other claims and disputes incidental to its business. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company and could have a material impact on the financial statements. In addition, the Company periodically receives communications from state and federal regulatory and similar agencies inquiring about the nature of its business activities, licensing of professionals providing services, and similar matters. Such matters are routinely concluded with no financial or operational impact on the Company.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan, and New York against the Company, members of the Company’s board of directors, certain of its current or former officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19- cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All the actions are in the preliminary stages. The Company denies any alleged wrongdoing and is vigorously defending against these actions.

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed and has been pending since oral argument on December 2, 2021. All trial court proceedings are stayed during the pendency of the appeal.

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

In the Nurlybayev action, on January 10, 2020, certain Defendants, including the Company, moved to be dismissed from the action for lack of personal jurisdiction and the remaining Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee. On February 26, 2020, the Court granted Defendants' motion to dismiss the entire action in favor of the related actions pending in Tennessee. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. Plaintiff has filed a notice of appeal. Plaintiff perfected his appeal on January 21, 2022 and briefing on the appeal is in progress.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.

In November and December 2019 and March 2020, three stockholder derivative actions were filed against the members of the Company’s board of directors, certain of the Company’s current and former officers and related entities: Doris Shenwick Trust v. Katzman et al., C.A. No. 2019-0940-MTZ (filed Nov. 22, 2019); Harts v. Katzman et al., C.A No.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

2019-1027-MTZ (filed Dec. 23, 2019); and Sammons v. Katzman et al., C.A No. 2020-0169-MTZ (Mar. 5, 2020). The three derivative actions were consolidated into In Re SmileDirectClub, Inc. Derivative Litigation, C.A. No. 2019-0940-MTZ (Delaware Chancery Court) and Plaintiffs filed a consolidated amended complaint on April 8, 2020. The complaint alleges, among other things, that the defendants breached their fiduciary duties by allowing the Prospectus filed with the SEC on September 13, 2019, in connection with the Company's initial public offering, to contain materially misleading statements and by approving that the IPO proceeds be used to acquire Units and Common Stock from selling directors in connection with the IPO at an allegedly inflated price. The complaint also alleges that certain related entities aided and abetted the directors' alleged breach of fiduciary duties by selling their Common Stock and LLC Units and profiting from those sales. The complaint also alleges that the directors and related entities were unjustly enriched. The complaint seeks, among other things, disgorgement from the director and entity defendants. The Company denies any alleged wrongdoing and moved to dismiss the action. Briefing on the motion to dismiss was complete on November 6, 2020. A hearing on the motion to dismiss was held on February 17, 2021. The Court granted the motion to dismiss on May 28, 2021 and dismissed the complaint. On June 24, 2021, plaintiffs filed a Notice of Appeal. The parties submitted appellate briefing and on December 8, 2021, oral argument was held before the Delaware Supreme Court. On January 6, 2022, the Delaware Supreme Court affirmed dismissal of the derivative action on the basis of and for the reasons assigned by the Court of Chancery.

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

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. The appellate court has not yet issued its ruling. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. The parties await a final order and discovery is ongoing.

On August 17, 2021, the Alabama Dental Board and the Company entered into a tentative settlement agreement, subject to the FTC’s proposed Consent Order being entered into by the Board, precluding the Alabama Dental Board from requiring onsite supervision for scanning by doctors in SmileShops. On September 28, 2021, the FTC issued its press release and memorandum regarding its proposed Consent Order with the Alabama Dental Board which precludes the Board from engaging in conduct intended to preclude teledentistry in the State of Alabama or to preclude dentists and orthodontists from using the Company’s teledentistry platform to treat patients. On December 22, 2021, the Consent Order was finalized, and the District Court in Alabama thereafter entered its order approving the joint motion for dismissal of the lawsuit per the terms of the settlement reached between the parties.

On July 12, 2021, the Australian Competition & Consumer Commission filed an Originating Application against SmileDirectClub, LLC and the Company’s Australian affiliate SmileDirectClub Aus Pty Ltd. The Originating Application alleges certain misstatements by the Company in connection with the availability of consumers having the ability to have private health care coverage cover a portion of their costs when seeking treatment through the Company’s telehealth platform. The Company has denied any wrongdoing and has filed its Concise Response to the Statement of Claim. Should the matter not be resolved, trial has been scheduled to commence on April 17, 2023.

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

Tax Receivable Agreement

As described in Note 9, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the years ended December 31, 2021 and 2020, the Company recognized

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-US taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $17,900 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 18—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For the year ended December 31, 2021, approximately 82.4% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, the results of operations were not segregated and presented to the chief operating decision maker at this same level and therefore are not presented herein.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

	Year Ended December 31, 2021
(in thousands)	North America	Rest of World	Total
Revenue	$525,366	$112,245	$637,611

Net loss before provision for income tax expense	$(236,177)	$(98,205)	$(334,382)

Reconciliation of operating income (loss) to Adjusted EBITDA
Depreciation and amortization	$57,734	$12,379	$70,113
Interest expense	22,920	234	23,154
Lease abandonment and impairment of long-lived assets	1,301	180	1,481
Other store closure and related costs	1,323	2,475	3,798
Loss on extinguishment of debt	47,585	46	47,631
Equity-based compensation	37,429	7,199	44,628
Other non-operating general and administrative losses (gains)	2,812	7,561	10,373
Adjusted EBITDA	$(65,073)	$(68,131)	$(133,204)

	Year Ended December 31, 2020
(in thousands)	North America	Rest of World	Total
Revenue	$568,775	$88,005	$656,780

Net loss before provision for income tax expense	$(220,161)	$(55,216)	$(275,377)

Reconciliation of operating income (loss) to Adjusted EBITDA
Depreciation and amortization	$48,119	$8,271	$56,390
Interest expense	43,844	1,166	45,010
Lease abandonment and impairment of long-lived assets	25,457	—	25,457
Other store closure and related costs	6,648	386	7,034
Loss on extinguishment of debt	13,781	—	13,781
Equity-based compensation	38,562	6,341	44,903
Other non-operating general and administrative losses (gains)	6,955	(1,237)	5,718
Adjusted EBITDA	$(36,795)	$(40,289)	$(77,084)

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Note 19—Quarterly Results of Operations Data (Unaudited)

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue, net	$126,286	$137,683	$174,181	$199,461
Gross profit	81,922	98,271	128,321	151,500
Loss from operations	(93,220)	(85,035)	(53,200)	(27,829)
Net loss	(95,365)	(89,383)	(55,257)	(95,645)
Net loss attributable to noncontrolling interest	(66,104)	(61,991)	(38,377)	(66,736)
Net loss attributable to SmileDirectClub, Inc.	(29,261)	(27,392)	(16,880)	(28,909)

Earnings (loss) per share of Class A common stock:
Basic	$(0.25)	$(0.23)	$(0.14)	$(0.25)
Diluted	$(0.25)	$(0.23)	$(0.14)	$(0.25)

Weighted average shares outstanding:
Basic	119,188,971	118,918,072	118,344,050	116,961,510
Diluted	388,432,472	388,161,573	387,609,677	386,878,524

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue, net	$184,556	$168,501	$107,073	$196,650
Gross profit	136,017	118,741	58,297	136,873
Loss from operations	(19,200)	(27,765)	(74,019)	(96,480)
Net loss	(32,951)	(43,482)	(94,666)	(107,400)
Net loss attributable to noncontrolling interest	(23,224)	(30,892)	(67,867)	(78,150)
Net loss attributable to SmileDirectClub, Inc.	(9,727)	(12,590)	(26,799)	(29,250)

Earnings (loss) per share of Class A common stock:
Basic	$(0.09)	$(0.11)	$(0.25)	$(0.28)
Diluted	$(0.09)	$(0.11)	$(0.25)	$(0.28)

Weighted average shares outstanding:
Basic	114,008,652	111,703,080	109,048,411	104,595,081
Diluted	386,128,446	385,672,677	385,133,303	383,855,705

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021
(in thousands, except share/unit data and per share/unit amounts)

Note 20—Supplemental Cash Flow

The supplemental cash flow information comprised of the following for the years ended December 31:

	2021	2020	2019
Interest paid	$18,035	$30,900	$9,664
Income taxes paid	$—	$—	$—
Purchases of property and equipment included in accounts payable	$13,094	$11,809	$28,638
Property acquired under finance lease	$—	$—	$23,973
Costs associated with IPO included in accrued expenses	$—	$—	$1,155

Note 21—Subsequent Events

On January 24, 2022, the Company announced that following an evaluation of its business and the continuing macroeconomic factors impacting consumers, the Company is taking specific actions that will focus efforts on supporting the key growth initiatives that will produce the highest return on investment. These initiatives include the expansion of its professional channel, the SmileDirectClub Partner Network; innovations to its aligner products so as to allow the Company to capture greater market share of the teen and higher-household income demographics; its burgeoning oral care product business; and SmileShop growth in markets with strong consumer demand. Expansion into new international markets will be paused while the global economy recovers from pandemic and macroeconomic pressures that have contributed to challenging operating environments.
In connection with these operational changes, the Company announced it has suspended operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company initiated a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of SmileDirectClub, Inc.	8-K	001-39037	3.1	09/17/2019
3.2	Amended and Restated By-laws of SmileDirectClub, Inc.	8-K	001-39037	3.2	09/17/2019
4.1	Voting Agreement by and among David Katzman and the parties named therein	8-K	001-39037	10.3	09/17/2019
4.2	Registration Rights Agreement	S-1/A	333-233315	4.2	09/09/2019
4.3	Description of Common Stock	10-K	001-39037	4.3	03/12/2021
4.4	Form of Warrants to Purchase Class A Common Stock of SmileDirectClub, Inc. issued May 12, 2020.	10-Q	001-39037	4.1	05/15/2020
4.5	Indenture, dated as of February 9, 2021, between SmileDirectClub, Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-39037	4.1	02/10/2021
4.6	Form of certificate representing the 0.00% Convertible Senior Notes due 2026.	8-K	001-39037	4.2	02/10/2021
10.1	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-233315	10.1	09/09/2019
10.2	Seventh Amended and Restated Limited Liability Company Agreement of SDC Financial LLC	8-K	001-39037	10.1	09/17/2019
10.3	Tax Receivable Agreement, by and among SmileDirectClub, Inc. and certain holders described therein	8-K	001-39037	10.2	09/17/2019
10.5	SmileDirectClub, Inc. 2019 Omnibus Incentive Plan	S-8	333-233773	4.1	09/16/2019
10.6	SmileDirectClub, Inc. 2019 Stock Purchase Plan	S-8	333-233773	4.2	09/16/2019
10.7	Form of SmileDirectClub, Inc. Change in Control Severance Agreement	S-1/A	333-233315	10.7	09/09/2019
10.8	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice	S-1	333-233315	10.8	08/16/2019
10.9	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Stock Option Grant Notice	S-1/A	333-233315	10.9	09/09/2019
10.10	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Grant Notice	10-Q	001-39037	10.1	11/08/2021
10.11	Form of Capped Call Confirmation.	8-K	001-39037	10.1	02/10/2021
10.12*	Summary of SmileDirectClub, Inc. Compensation for Non-Employee and Non-Affiliated Directors
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (Included in Signature Page)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

March 1, 2022	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

March 1, 2022	/s/ Troy Crawford
Date	Troy Crawford
Interim Chief Financial Officer, Chief Accounting Officer, and Treasurer
(Principal Financial and Accounting Officer)

Each of the officers and directors of SmileDirectClub, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints David Katzman and Susan Greenspon Rammelt, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2022	/s/ David Katzman
Date	David Katzman
Chief Executive Officer
(Principal Executive Officer)

March 1, 2022	/s/ Troy Crawford
Date	Troy Crawford
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

March 1, 2022	/s/ Steven Katzman
Date	Steven Katzman
Chief Operating Officer and Director

March 1, 2022	/s/ Jordan Katzman
Date	Jordan Katzman
Director

March 1, 2022	/s/ Alexander Fenkell
Date	Alexander Fenkell
Director

March 1, 2022	/s/ Susan Greenspon Rammelt
Date	Susan Greenspon Rammelt
Chief Legal Officer, Secretary, and Director

March 1, 2022	/s/ Edward W. Ward III
Date	Edward W. Ward, III
Director

March 1, 2022	/s/ Carol J. Hamilton
Date	Carol J. Hamilton
Director

March 1, 2022	/s/ Richard F. Wallman
Date	Richard F. Wallman
Director