Form 10-Q
period 2022-03-31
SmileDirectClub, Inc.
filed 2022-05-09
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2022:
Class A Common Stock: 120,698,751
Class B Common Stock: 268,823,501

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of SmileDirectClub, Inc. (“SmileDirectClub,” “Company,” “us,” “we,” or “our”) contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

•our ability to effectively manage our core growth initiatives;

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

•our cash needs, including with respect to our debt services requirements, and ability to raise additional capital, if needed;

•our ability to remain in compliance with our debt covenants

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

•our ability to manage macroeconomic pressures and increasing inflation on our core customer; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Cash	$144,747	$224,860
Accounts receivable, net	181,651	184,558
Inventories	39,018	40,803
Prepaid and other current assets	24,802	17,519
Total current assets	390,218	467,740
Accounts receivable, net, non-current	58,876	59,210
Property, plant and equipment, net	221,883	227,201
Operating lease right-of-use asset	23,848	24,927
Other assets	15,425	15,480
Total assets	$710,250	$794,558
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$18,286	$19,922
Accrued liabilities	111,740	122,066
Deferred revenue	19,833	20,258
Current portion of long-term debt	8,593	10,997
Other current liabilities	4,896	4,997
Total current liabilities	163,348	178,240
Long-term debt, net of current portion	730,992	729,973
Operating lease liabilities, net of current portion	19,097	20,352
Other long-term liabilities	350	347
Total liabilities	913,787	928,912
Equity (Deficit)
Class A common stock, par value $0.0001 and 120,433,220 shares issued and outstanding at March 31, 2022 and 119,280,781 shares issued and outstanding at December 31, 2021	12	12
Class B common stock, par value $0.0001 and 268,993,501 shares issued and outstanding at March 31, 2022 and 269,243,501 shares issued and outstanding at December 31, 2021	27	27
Additional paid-in-capital	452,153	448,867
Accumulated other comprehensive income	453	293
Accumulated deficit	(317,902)	(295,321)
Noncontrolling interest	(355,900)	(305,852)
Warrants	17,620	17,620
Total equity (deficit)	(203,537)	(134,354)
Total liabilities and equity (deficit)	$710,250	$794,558

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$142,512	$188,802
Financing revenue	9,134	10,659
Total revenues	151,646	199,461
Cost of revenues	43,066	47,961
Gross profit	108,580	151,500
Marketing and selling expenses	96,711	97,123
General and administrative expenses	70,793	81,078
Lease abandonment and impairment of long-lived assets	1,232	—
Restructuring and other related costs	11,532	1,128
Loss from operations	(71,688)	(27,829)
Interest expense	1,556	17,566
Loss on extinguishment of debt	—	47,631
Other expense	1,423	912
Net loss before provision for income tax expense (benefit)	(74,667)	(93,938)
Provision for income tax expense (benefit)	(1,463)	1,707
Net loss	(73,204)	(95,645)
Net loss attributable to noncontrolling interest	(50,623)	(66,736)
Net loss attributable to SmileDirectClub, Inc.	$(22,581)	$(28,909)

Earnings (loss) per share of Class A common stock:
Basic	$(0.19)	$(0.25)
Diluted	$(0.19)	$(0.25)

Weighted average shares outstanding:
Basic	120,191,790	116,961,510
Diluted	389,297,928	386,878,524

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(73,204)	$(95,645)
Other comprehensive income:
Foreign currency translation adjustment	516	169
Comprehensive loss	(72,688)	(95,476)
Comprehensive loss attributable to noncontrolling interests	(50,267)	(66,618)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(22,421)	$(28,858)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	115,429,319	270,908,566	11	27	483,393	17,620	(192,879)	(73,932)	(102)	234,138
Net loss	—	—	—	—	—	—	(28,909)	(66,736)	—	(95,645)
Issuance of Class A shares in connection with equity-based awards	827,838	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,635,884	(1,635,884)	—	—	(375)	—	—	375	—	—
Equity-based compensation	—	—	—	—	15,159	—	—	—	—	15,159
Equity-based payments					(4,043)					(4,043)
Foreign currency translation adjustment								118	51	169
Capped call instruments					(69,518)					(69,518)
Other					(52)					(52)
Balance at March 31, 2021	117,893,041	269,272,682	$12	$27	$424,563	$17,620	$(221,788)	$(140,175)	$(51)	$80,208

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share/unit data and per share/unit amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)
Net loss	—	—	—	—	—	—	(22,581)	(50,623)	—	(73,204)
Issuance of Class A shares in connection with equity-based awards	902,439	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	250,000	(250,000)	—	—	(219)	—	—	219	—	—
Equity-based compensation	—	—	—	—	5,306	—	—	—	—	5,306
Equity-based payments	—	—	—	—	(1,847)	—	—	—	—	(1,847)
Foreign currency translation adjustment	—	—	—	—	—	—	—	356	160	516
Other	—	—	—	—	46	—	—	—	—	46
Balance at March 31, 2022	120,433,220	268,993,501	$12	$27	$452,153	$17,620	$(317,902)	$(355,900)	$453	$(203,537)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(73,204)	$(95,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,916	16,460
Deferred loan cost amortization	1,078	1,960
Equity-based compensation	5,306	15,159
Loss on extinguishment of debt	—	47,631
Paid in kind interest expense	—	3,324
Asset impairment and related charges	1,367	—
Other non-cash operating activities	1,079	954
Changes in operating assets and liabilities:
Accounts receivable	3,241	(6,675)
Inventories	1,785	649
Prepaid and other current assets	(7,258)	1,169
Accounts payable	(2,137)	(15,569)
Accrued liabilities	(11,012)	5,798
Deferred revenue	(425)	(3,553)
Net cash used in operating activities	(61,264)	(28,338)
Investing Activities
Purchases of property, equipment, and intangible assets	(15,118)	(22,981)
Net cash used in investing activities	(15,118)	(22,981)
Financing Activities
Repurchase of Class A shares to cover employee tax withholdings	(1,847)	(4,043)
Repayment of HPS Credit Facility	—	(396,497)
Payment of extinguishment costs	—	(37,701)
Borrowings of long-term debt	—	747,500
Payments of issuance costs	—	(20,595)
Purchase of capped call transactions	—	(69,518)
Final payment of Align arbitration	—	(43,400)
Principal payments on long-term debt	—	(4,609)
Payments of finance leases	(2,404)	(2,541)
Other	562	169
Net cash provided by (used in) financing activities	(3,689)	168,765
Effect of exchange rates change on cash and cash equivalents	(42)	375
Increase (decrease) in cash	(80,113)	117,821
Cash at beginning of period	224,860	316,724
Cash at end of period	$144,747	$434,545

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

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

SDC Inc. is the sole managing member of SDC Financial and, although SDC Inc. has a minority economic interest in SDC Financial, it has the sole voting power in, and controls the management of, SDC Financial. Accordingly, SDC Inc. consolidates the financial results of SDC Financial and reports a noncontrolling interest in its interim condensed consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany balances and transactions are eliminated in consolidation.

The interim condensed consolidated financial statements include the accounts of SDC Inc., which consolidates SDC Financial and its wholly-owned subsidiaries, as well as accounts of contractually affiliated professional corporations (“PCs”) managed by the Company.

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At March 31, 2022, the variable interest entities include 55 dentist owned PCs, and at December 31, 2021 the variable interest entities included 53 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying interim condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $1,128 during the quarter ended March 31, 2021, primarily associated with the closure and consolidation of many of our SmileShops, which is an on-going evaluation.

Restructuring of Operations

During the quarter ended March 31, 2022, the Company incurred one-time charges of approximately $12,764, primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

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

The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 26 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the interim condensed consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. There are no fees or origination costs included in accounts receivable.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended March 31,
	2022	2021
Aligner revenue, net	$118,928	$167,463
Financing revenue, net	9,134	10,659
Retainers and other products revenue	23,584	21,339
Total revenue	$151,646	$199,461
Implicit price concessions, cancellations, and refunds included in total revenue	$28,409	$35,520

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the three months ended March 31, 2022 and 2021, the Company recognized $151,646 and $199,461 of revenue, respectively, of which $10,244, and $15,990 was previously included in deferred revenue on the interim condensed consolidated balance sheets as of March 31, 2022 and 2021, respectively.

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

Activity in the allowance for credit losses and revenue adjustments was as follows:

Balance at January 1, 2022	49,309
Current period provision for expected credit losses and other revenue adjustments	28,409
Write-offs and other adjustments charged against the allowance, net of recoveries	(27,353)
Refunds Paid	(2,746)
Balance at March 31, 2022	$47,619

As of March 31, 2022 and December 31, 2021, approximately $41,012 and $43,097 related to implicit price concessions and cancellation and adjustment reserves is included in net receivables, respectively, and $6,607 and $6,212 related to refund reserves is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the interim condensed consolidated statements of operations upon shipment. The Company incurred approximately $5,659 and $6,909 in outsourced shipping expenses for the three months ended March 31, 2022 and 2021, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three months ended March 31, 2022 and 2021, the Company incurred marketing, selling, and advertising costs of $96,711 and $97,123, respectively.

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

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$5,843	$7,050
Marketing and selling expenses	964	1,571
General and administrative expenses	12,109	7,839
Total	$18,916	$16,460

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $747,500 and $747,500 in borrowings under its debt facilities (as discussed in Note 9) as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of March 31, 2022 the fair value of the debt facility was approximately $257,140 compared to its carrying value of $730,992.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at March 31, 2022 or December 31, 2021, or net revenue for the three months ended March 31, 2022 and 2021.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation or amortization are removed from the respective accounts and the related gains or losses are reflected in the interim condensed consolidated statements of operations.

Leases

On January 1, 2020, the Company adopted the new leases standard using the modified retrospective transition method, which requires that it recognizes leases differently pre- and post-adoption. The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term right-of-use operating lease obligations in the interim condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.

Leased assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses a secured incremental borrowing rate as the discount rate for determining the present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the interim condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the interim condensed consolidated balance sheets and are amortized over useful life of the software which is generally a three-year to five-year period. During the three months ended March 31, 2022 and 2021, the Company capitalized $3,755 and $4,529, respectively, of internally developed software costs. Amortization expense for internally developed software was $5,781 and $3,179 for the three months ended March 31, 2022, and 2021, respectively.

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

Income Taxes

SDC Inc. is the managing member of SDC Financial and, as a result, consolidates the financial results of SDC Financial in the interim condensed consolidated financial statements. SDC Financial and its subsidiaries are limited liability companies and have elected to be taxed as partnerships for income tax purposes except for a subsidiary, SDC Holding, LLC (‘‘SDC Holding”) and its domestic and foreign subsidiaries, which are taxed as corporations. As such, SDC Financial does not pay any federal income taxes, as any income or loss is included in the tax returns of the individual members. SDC Financial does pay state income tax in certain jurisdictions, and the Company’s income tax provision in the interim condensed consolidated financial statements reflects the income taxes for those states. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes, in the jurisdictions in which they operate, and accruals for such taxes are included in the interim condensed consolidated financial statements. The Company further evaluates deferred tax assets in each jurisdiction and recognizes associated benefits when positive evidence of realization exceeds negative evidence, and otherwise records valuation allowances as necessary.

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

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. The Company recognizes this contingent liability in its interim condensed consolidated financial statements when amounts become probable as to incurrence and estimable in amount.

Note 3—Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$14,403	$14,662
Finished goods	24,615	26,141
Total inventories	$39,018	$40,803

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	March 31,	December 31,
	2022	2021
Prepaid expenses	$10,084	$11,496
Deposits to vendors	5,184	5,443
Other	9,534	580
Total prepaid and other current assets	$24,802	$17,519
Prepaid expenses, non-current	$1,728	$1,911
Deposits to vendors, non-current	969	967
Indefinite-lived intangible assets	7,693	7,155
Other intangible assets, net	2,053	2,458
Investments and other	2,982	2,989
Total other assets	$15,425	$15,480

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible asset during the three months ended March 31, 2022, or 2021.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes during the period ended March 31, 2022 resulting in one-time charges of $12,764 . These charges were primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. Incentive retention payments will generally vest over a 12 month period ending March 2023 and were provided to certain team members as a result of the restructuring. The Company expects full year fiscal 2022 restructuring expenses of approximately $20-25 million. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Three Months Ended March 31,
	2022	2021
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$1,232	$—
	$1,232	$—
Restructuring and other related charges:
Impairment of inventory	$454	$—
Short-term lease termination fees	192	—
Other expenses including personnel related costs such as severance and retention	10,886	1,128
	$11,532	$1,128

The balance of the unpaid accruals for the restructuring programs recorded in the interim condensed consolidated balance sheet as of March 31, 2022 was $308 in accrued expenses. The balance of paid unearned expense for the restructuring programs recorded in the interim condensed consolidated balance sheet as of March 31, 2022 was $8,697 in prepaid expenses.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	March 31,	December 31,
	2022	2021
Lab and SmileShop equipment	$121,383	$118,320
Computer equipment and software	190,957	178,508
Leasehold improvements	34,657	36,474
Furniture and fixtures	13,673	13,321
Vehicles	6,755	8,018
Construction in progress	22,142	23,182
	389,567	377,823
Less: accumulated depreciation	(167,684)	(150,622)
Property, plant and equipment, net	$221,883	$227,201

The carrying values of assets under finance leases were $7,999 and $10,163 as of March 31, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $18,533 and $18,013, respectively.

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2022	2021
Accrued marketing and selling costs	$41,962	$37,883
Accrued payroll and payroll related expenses	18,648	15,829
Accrued sales tax and related costs	6,510	8,769
Other	44,620	59,585
Total accrued liabilities	$111,740	$122,066

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

The Company recorded an income tax benefit of ($1.5) million compared to an income tax expense of $1.7 million during the three months ended March 31, 2022, and March 31, 2021, respectively. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 9—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	March 31,	December 31,
	2022	2021
2026 Convertible Senior Notes, net of unamortized financing costs $16,508 and $17,527, respectively	$730,992	$729,973
Finance lease obligations	8,593	10,997
Total debt	739,585	740,970
Less current portion	(8,593)	(10,997)
Total long-term debt	$730,992	$729,973

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

The Company recorded $21,391 related to deferred financing costs of the Notes. During the three months ended March 31, 2022, the Company amortized under the effective interest rate method $1,078 of deferred financing costs.

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

HPS Credit Facility

In May 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, net of original issue discount of $12,000 (the “HPS Credit Facility”).

On March 29, 2021, the HPS Credit Facility was paid in full and terminated. In connection with the repayment, the unamortized loan costs, the unaccreted warrant value, and the prepayment fee described above are recorded as a loss on extinguishment of debt in the accompanying interim condensed consolidated statements of operations.

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

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 15, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the interim condensed consolidated statement of operations. As of March 31, 2022, the Company has $0 outstanding under this promissory note.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

2026 Convertible Senior Notes
2022 (remaining)	$—
2023	$—
2024	—
2025	—
2026	747,500
Total	$747,500

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of March 31, 2022, SDC Inc. had 120,433,220 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of March 31, 2022, SDC Inc. had a 30.9% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the three months ended March 31, 2022 and 2021. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,664,122	$22.70	7.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(228,259)	23.00	—	—
Outstanding at March 31, 2022	1,435,863	$22.65	7.5	$—
Exercisable at March 31, 2022	610,316	$22.80	7.5	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants during the three months ended March 31, 2022 .

Restricted Stock Units

Incentive Bonus Awards

The Company has IBA agreements with several key employees to provide a bonus payment in the event of a liquidation event as defined in each agreement. The bonus amounts are calculated based on the value of the Company at the time of the liquidation event, less an amount determined upon the employee entering into the agreement. The right to the payment generally vests annually over a five-year period, with certain liquidation events resulting in an acceleration of the vesting period. As the vesting of these awards was contingent on a liquidation event, no amounts were required to be recorded prior to a liquidation event. The IBA agreements were modified in August 2019 to accelerate certain vesting conditions upon a liquidation event and to modify the settlement terms, whereby the Company settled the vested portion of each IBA in 50% shares of Class A common stock and/or vested RSUs and 50% cash, of which approximately 80% of the cash (40% of the total vested portion of the award) that the IBA holders would have otherwise received was withheld by the Company to fulfill tax withholding obligations and the remainder was paid out to IBA holders upon the occurrence of a liquidation event. As a result of the modification and the occurrence of a liquidation event through the IPO, the Company recorded equity-based compensation expense of $316,959, equivalent to the amount of IBAs vested at the time of the IPO, in the form of cash, 5,654,078 shares of Class A common stock and 2,199,453 vested RSUs to be released over a period of six to twenty-four months following the date of the IPO. The unvested portion of the IBAs is represented in the form of unvested RSUs that will vest, subject to the holders’ continued employment, over a period generally ranging from 2 years to 4 years.

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

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	4,837,161	$15.53
Granted	23,999,293	$2.35
Vested	(917,201)	$11.34
Forfeited	(1,159,912)	$7.77
RSUs outstanding, March 31, 2022	26,759,341	$4.19

As of March 31, 2022, unrecognized RSUs compensation expense was $80,391. This expense is expected to be recognized over a weighted average period of 3.3 years.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $5,306 and $15,159 for the three months ended March 31, 2022 and 2021, respectively. The Company recorded a forfeiture benefit of $3,931 and $49 for the three months ended March 31, 2022 and 2021, respectively. The forfeiture benefit for the three months ended March 31, 2022 related to grant forfeitures resulting from management changes and restructuring. Amounts are included in general and administrative expense on the interim condensed consolidated statements of operations.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(73,204)	$(95,645)
Less: Net loss attributable to noncontrolling interests	(50,623)	(66,736)
Net loss attributable to SDC Inc. - basic	(22,581)	(28,909)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(50,623)	(66,736)
Net loss attributable to SDC Inc. - diluted	$(73,204)	$(95,645)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	120,191,790	116,961,510
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	269,106,138	269,917,014
Weighted average shares of Class A common stock outstanding - diluted	389,297,928	386,878,524

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.19)	$(0.25)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.19)	$(0.25)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended March 31,
	2022	2021
Options	1,435,863	1,729,339
Restricted Stock Units	26,759,341	6,666,298
Warrants	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822
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

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three months ended March 31, 2022 and 2021 the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $835 and $820 to the 401(k) plan for the three months ended March 31, 2022 and 2021, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $2,269 and $1,346 for the three months ended March 31, 2022 and 2021, respectively.

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

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal. On March 18, 2022, the Tennessee Court of Appeals dismissed the Plaintiff's Section 12(a)(2) claims but affirmed the grant of certification. The trial court stay has been lifted and discovery has commenced in the trial court.

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

In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. On January 31, 2022, Plaintiff filed a notice of appeal. On March 2, 2022, we filed our opposition. Plaintiff filed their reply brief on March 11, 2022. On April 5, 2022, the Court heard argument on the appeal and on May 5, 2022 the Court of Appeals granted our motion to dismiss.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020.

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court stayed the consumer claims pending the appeal. On June 25, 2021, the appellate court reversed the district court and remanded with instructions to order the intervening plaintiff to mandatory binding arbitration. All remaining consumer claims remain stayed. On October 13, 2021, the Court entered an Amended Scheduling Order, effectively staying merits discovery, and setting deadlines of March 30, 2022, to complete class certification fact discovery and September 2, 2022, to complete briefing on motions regarding class certification. Class certification fact discovery was completed on March 30, 2022. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022 the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The case will now proceed to discovery in the District Court and trial has been set for May 2023. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase.

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

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three months ended March 31, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-US taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $21,700 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For the three months ended March 31, 2022, approximately 85.1% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
(in thousands)	North America	Rest of World	Total
Revenue	$129,030	$22,616	$151,646

Net loss before provision for income tax expense (benefit)	$(54,029)	$(20,638)	$(74,667)

Reconciliation of operating income (loss) to Adjusted EBITDA
Depreciation and amortization	$15,554	$3,362	$18,916
Interest expense	1,534	22	1,556
Lease abandonment and impairment of long-lived assets	—	1,232	1,232
Restructuring and other related costs	8,510	3,022	11,532
Equity-based compensation	4,537	769	5,306
Other non-operating general and administrative losses	869	815	1,684
Adjusted EBITDA	$(23,025)	$(11,416)	$(34,441)

	Three Months Ended March 31, 2021
(in thousands)	North America	Rest of World	Total
Revenue	$166,218	$33,243	$199,461

Net loss before provision for income tax expense (benefit)	$(81,816)	$(12,122)	$(93,938)

Reconciliation of operating income (loss) to Adjusted EBITDA
Depreciation and amortization	$13,871	$2,589	$16,460
Interest expense	$17,553	$13	17,566
Restructuring and other related costs	$1,090	$38	1,128
Loss on extinguishment of debt	$47,631		47,631
Equity-based compensation	$12,737	$2,422	15,159
Other non-operating general and administrative losses	$526	$386	912
Adjusted EBITDA	$11,592	$(6,674)	$4,918

Note 18—Subsequent Events

On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. On April 27, 2022, $65 million was outstanding under the Loan Agreement.

Outstanding loans under the Loan Agreement bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. Subject to certain exceptions, the Loan Agreement is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the Loan Agreement plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, disclosed elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.”

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

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended March 31, 2022 and 2021, we shipped 76,254 and 106,345 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member. We believe that our ability to increase the number of aligner orders shipped is an indicator of our market penetration, growth of our business, consumer interest, and our member conversion.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended March 31, 2022 and 2021 was $1,890 and $1,860, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select members.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A. in this Quarterly Report on Form 10-Q.

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

In connection with these operational changes, we suspended operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. We continue to operate in and scale our presence in the United States, Canada, United Kingdom, Ireland, France and Australia. As a result of these changes, we underwent a reduction in workforce to right-size our operating structure so it is tailored to the countries in which we continue to operate. During the first quarter of fiscal 2022, we incurred one-time charges of approximately $12.8 million, primarily associated with the right-sizing exercise and exiting the above markets.

Beginning in the fourth quarter of 2021, we began an evaluation of our international operations as a result of the pandemic and the deteriorating economic environment. During the year ended December 31, 2021, we incurred one-time charges of approximately $5.3 million, primarily associated with lease abandonment and store closure costs including the costs to exit certain foreign markets, Germany, Austria, and the Netherlands, due to the uncertain operating environment and immaturity of those markets as well as regulatory challenges.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 55% of our clear aligner sales originating from impression kits during the first quarter of 2022. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, including higher income customers, and controlled growth, each as more specifically discussed below.

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

Efficient acquisition of new members

•Visits to our website: During the first quarter of 2022, we averaged approximately 4.4 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

•Referrals: During the first quarter of 2022, we remained strong on our member experience with referrals reaching 20% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.

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

Components of Operating Results

Revenues

Our revenues are derived primarily from sales of aligners, impression kits, whitening gel, retainers, and other oral care products, as well as interest earned on SmilePay. Revenues are recorded based on the amount that is expected to be collected, which considers implicit price concessions, discounts, and cancellations and refunds from customer returns. Revenues include revenue recognized from orders shipped in the current period, as well as deferred revenue recognized from orders in prior periods. We offer our members the option of paying the entire cost of their clear aligner treatment upfront or enrolling in SmilePay, our convenient monthly payment plan requiring a down payment and a monthly payment for up to 26 months.

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

We manufacture all of our aligners and retainers in our manufacturing facilities. We continue to invest in automating our manufacturing and treatment planning operations, launching our second-generation manufacturing at the end of the third quarter of 2020, which has contributed to increased efficiencies in our manufacturing process and increased margins. We have built extensive supply chain mechanisms that allow us to quickly and accurately create treatment plans and manufacture aligners.

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

Adjusted EBITDA

To supplement our interim condensed consolidated financial statements presented in accordance with GAAP, we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.

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

Results of Operations

The following table summarizes our historical results of operations. The period-over-period comparison of results of operations is not necessarily indicative of results for future periods, and the results for any interim period are not necessarily indicative of the operating results to be expected for the full fiscal year. You should read this discussion of our results of operations in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

(in thousands)	Three Months Ended March 31,
	2022	2021
Statements of Operations Data:
Total revenues	$151,646	$199,461
Cost of revenues	43,066	47,961
Gross profit	108,580	151,500
Marketing and selling expenses	96,711	97,123
General and administrative expenses	70,793	81,078
Lease abandonment and impairment of long-lived assets	1,232	—
Restructuring and other related costs	11,532	1,128
Loss from operations	(71,688)	(27,829)
Total interest expense	1,556	17,566
Loss on extinguishment of debt	—	47,631
Other expense	1,423	912
Net loss before provision for income tax expense (benefit)	(74,667)	(93,938)
Provision for income tax expense (benefit)	(1,463)	1,707
Net loss	(73,204)	(95,645)
Net loss attributable to non-controlling interest	(50,623)	(66,736)
Net loss attributable to SDC Inc.	$(22,581)	$(28,909)
Other Data:
Adjusted EBITDA	$(34,441)	$4,918

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended March 31,
	2022	2021
Net loss	$(73,204)	$(95,645)
Depreciation and amortization	18,916	16,460
Total interest expense	1,556	17,566
Income tax expense (benefit)	(1,463)	1,707
Lease abandonment and impairment of long-lived assets	1,232	—
Restructuring and other related costs	11,532	1,128
Loss on extinguishment of debt	—	47,631
Equity-based compensation	5,306	15,159
Other non-operating general and administrative losses	1,684	912
Adjusted EBITDA	$(34,441)	$4,918

Comparison of the three months ended March 31, 2022 and 2021

Revenues

Revenues decreased $47.8 million, or 24.0%, to $151.6 million in the three months ended March 31, 2022 from $199.5 million in the three months ended March 31, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the continuing effects of the COVID-19 pandemic resulting in negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the three months ended March 31, 2022 and 2021, revenues for the U.S. and Canada were approximately $129.0 million and $166.2 million, or 85.1% and 83.3% of total revenues, respectively, and revenues for the rest of world were approximately $22.6 million and $33.2 million, or 14.9% and 16.7%, respectively.

Cost of revenues

Cost of revenues decreased $4.9 million, or 10.2%, to $43.1 million in the three months ended March 31, 2022 from $48.0 million in the three months ended March 31, 2021. Cost of revenues increased as a percentage of revenues from 24.0% in the three months ended March 31, 2021 to 28.4% in the three months ended March 31, 2022, primarily due to the effect of the deleveraging of fixed costs in our manufacturing process as a result of the lower aligner sales for the current quarter when compared to the prior year. The decrease in overall cost of revenues in the current year as compared to the prior year is primarily due to producing a lower number of aligners in the current year.

Gross margin decreased to 71.6% in the three months ended March 31, 2022 from 76.0% in the three months ended March 31, 2021, primarily as a result of the factor described above.

Marketing and selling expenses

Marketing and selling expenses as a percentage of revenues increased to 63.8% in the three months ended March 31, 2022 from 48.7% in the three months ended March 31, 2021, and decreased to $96.7 million in the three months ended March 31, 2022 from $97.1 million in the three months ended March 31, 2021. The increase in marketing and selling expense as a percentage of sales was primarily due to lower sales in the current quarter as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

General and administrative expenses

General and administrative expenses decreased $10.3 million, or 12.7%, to $70.8 million in the three months ended March 31, 2022 from $81.1 million in the three months ended March 31, 2021. The decrease was primarily due to lower stock-based compensation costs as a result of forfeitures resulting from management team member changes and other personnel costs resulting from restructuring activities. This decrease was partially offset by higher depreciation and amortization costs as a result of the investments we have made in the business over the last year. General and administrative expenses as a percent of revenue increased from 40.6% in the three months ended March 31, 2021 to 46.7% in the three months ended March 31, 2022, primarily due to the deleveraging of fixed costs associated with the decrease in sales.

Lease abandonment, impairment of long-lived assets and other store closure and related charges

Lease abandonment, impairment of long-lived assets and other store closure and related costs were $12.8 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021. The charges in the current year quarter are primarily associated with the strategic actions explained above that the company undertook in January 2022, including right-sizing its operating structure as a result of suspending operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand to improve business performance. In the three months ended March 31, 2022, lease abandonment and impairment of long-lived asset costs were $1.2 million and restructuring and other related costs were $11.6 million which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes. In the three months ended March 31, 2021, lease abandonment and impairment of long-lived asset costs were $1.1 million, primarily associated with the closure and consolidation of a portion of our SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.

Interest expense

Interest expense decreased $16.0 million to $1.6 million in the three months ended March 31, 2022 from $17.6 million in the three months ended March 31, 2021, primarily as a result of a change in our capital structure that significantly reduced our effective interest rate on our outstanding debt facilities.

Loss on extinguishment of debt

Loss on extinguishment of debt in the three months ended March 31, 2022 was $0.0 million compared to $47.6 million in the three months ended March 31, 2021. The prior year expense was in conjunction with the payoff of the HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in fiscal 2020.

Other expense

Other expense increased $0.5 million to $1.4 million in the three months ended March 31, 2022 from $0.9 million in the three months ended March 31, 2021. The increase in expense was primarily due to the impact of unrealized foreign currency translation adjustments.

Provision for income tax expense (benefit)

Our provision for income tax benefit was $1.5 million and expense of $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The current year benefit is primarily associated with return to provision adjustments in the current year.

Adjusted EBITDA

For the three months ended March 31, 2022, Adjusted EBITDA was negative $34.4 million compared to a negative $4.9 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, Adjusted EBITDA for the U.S. and Canada combined was a negative $23.0 million, and Adjusted EBITDA for the rest of world for the three months ended March 31, 2022 was negative $11.4 million.

Liquidity and Capital Resources

As of March 31, 2022, SDC Inc. had cash on hand of $144.7 million, an accumulated deficit of $317.9 million and had working capital of $226.9 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the IPO and other financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior

Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirrors the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement. On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. On April 27, 2022, $65 million was outstanding under the Loan Agreement.

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement” included in our Annual Report on Form 10-K for the year ended December 31, 2021. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(61,264)	$(28,338)
Net cash used in investing activities	(15,118)	(22,981)
Net cash provided by (used in) financing activities	(3,689)	168,765
Effect of changes in exchange rates on cash and cash equivalents	(42)	375
Increase (decrease) in cash	(80,113)	117,821
Cash at beginning of period	224,860	316,724
Cash at end of period	$144,747	$434,545

Comparison of the three months ended March 31, 2022 and 2021

As of March 31, 2022, we had $144.7 million in cash, a decrease of $289.8 million compared to $434.5 million as of March 31, 2021.

Cash used in operating activities increased to $61.3 million during the three months ended March 31, 2022 compared to $28.3 million in the three months ended March 31, 2021, or an increase of $32.9 million, primarily due to the increase in net loss during the period when adjusted for non-cash items, particularly the loss associated with the extinguishment of debt, partially offset by a reduction in uses of working capital when compared to the prior year.

Cash used in investing activities decreased to $15.1 million during the three months ended March 31, 2022, compared to $23.0 million in the three months ended March 31, 2021. Cash used in investing activities primarily consists of purchases of manufacturing automation equipment and investments in technology equipment and software.

Cash used in financing activities was $3.7 million during the three months ended March 31, 2022, compared to cash provided by financing activities of $168.8 million in the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2022 primarily consists of share purchase activity and the payment of financed leases. Cash provided by financing activities in the three months ended March 31, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of $20.5 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award.

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

On March 29, 2021, the HPS Credit Facility was repaid in full.

See Note 9 to the interim condensed consolidated financial statements for further discussion of the Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the quarter ended March 31, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to our interim condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented below. However, the risks and uncertainties we face are not limited to those described in this report and in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

Our subsidiaries have recently incurred secured debt, which may adversely impact our business, results of operations, and financial condition.

SPV and SmileDirectClub, LLC have entered into a secured term loan agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent (as disclosed herein) (the “Loan Agreement”). The terms of the Loan Agreement contain various restrictions and covenants which could, among others, have such adverse consequences as to:

a.limit our subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
b.limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
c.place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

Our subsidiaries have substantial debt which is secured by the assets of our wholly-owned special purpose subsidiary, SPV, and guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. If there is an occurrence of an uncured event of default, the lenders can foreclose on SPV’s assets, which would significantly and adversely impact our value.

The outstanding debt under the Loan Agreement is secured by a first-priority security interest in all or substantially all of the assets of SPV and is guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. In the event SPV is unable to make payments on such secured debt, when due, the lenders may, among other things, foreclose on SPV’s assets, which consists of certain receivables, cash, intellectual property and related assets. The ability to make payments on outstanding debt under the Loan Agreement, when due, will depend upon the ability to make profit from operations and to raise additional funds through equity or debt financings. At the moment, we have no funding commitments that have not been previously disclosed, and we may not obtain any in the future.

The Loan Agreement contains covenants that restrict the business of our subsidiaries, the breach of which may result in the acceleration of debt outstanding under the Loan Agreement and could adversely affect our financial position or results of operations and our ability to raise additional capital.

The Loan Agreement contains various restrictions and covenants that limit our flexibility in operating our business, including restrictions on the ability of SPV to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, make investments and pay dividends and other distributions. The Loan Agreement also provides that an event of default shall occur if, among other things, the minimum liquidity of SDC Financial LLC, its consolidated subsidiaries and certain other entities is less than $50 million as of the last day of any month.

If any of the covenants are breached such that an event of default occurs, the Loan Agreement allows the collateral agent to declare repayment of then outstanding debt to be immediately due. A breach of the covenants and acceleration of repayment obligations could have a material adverse effect on our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Loan Agreement, dated as of April 27 2022, by and among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent	8-K	001-39037	10.1	04/28/2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

May 9, 2022	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2022	/s/ Troy Crawford
Date	Troy Crawford
Interim Chief Financial Officer, Chief Accounting Officer, and Treasurer
(Principal Financial and Accounting Officer)