Form 10-Q
period 2022-06-30
SmileDirectClub, Inc.
filed 2022-08-08
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2022:
Class A Common Stock: 121,134,398
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Cash	$158,264	$224,860
Accounts receivable, net	166,528	184,558
Inventories	43,110	40,803
Prepaid and other current assets	23,816	17,519
Total current assets	391,718	467,740
Accounts receivable, net, non-current	55,093	59,210
Property, plant and equipment, net	210,574	227,201
Operating lease right-of-use assets	23,825	24,927
Other assets	19,350	15,480
Total assets	$700,560	$794,558
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$33,780	$19,922
Accrued liabilities	91,062	122,066
Deferred revenue	17,352	20,258
Current portion of long-term debt	6,189	10,997
Other current liabilities	5,921	4,997
Total current liabilities	154,304	178,240
Long-term debt, net of current portion	785,961	729,973
Operating lease liabilities, net of current portion	18,482	20,352
Other long-term liabilities	349	347
Total liabilities	959,096	928,912
Equity (Deficit)
Class A common stock, par value $0.0001 and 120,995,922 shares issued and outstanding at June 30, 2022 and 119,280,781 shares issued and outstanding at December 31, 2021	12	12
Class B common stock, par value $0.0001 and 268,823,501 shares issued and outstanding at June 30, 2022 and 269,243,501 shares issued and outstanding at December 31, 2021	27	27
Additional paid-in-capital	460,820	448,867
Accumulated other comprehensive income	967	293
Accumulated deficit	(338,207)	(295,321)
Noncontrolling interest	(399,775)	(305,852)
Warrants	17,620	17,620
Total equity (deficit)	(258,536)	(134,354)
Total liabilities and equity (deficit)	$700,560	$794,558

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$116,802	$162,587	$259,314	$351,389
Financing revenue	8,994	11,594	18,128	22,253
Total revenues	125,796	174,181	277,442	373,642
Cost of revenues	34,075	45,860	77,141	93,821
Gross profit	91,721	128,321	200,301	279,821
Marketing and selling expenses	71,191	95,943	167,902	193,066
General and administrative expenses	72,320	85,042	143,113	166,120
Lease abandonment and impairment of long-lived assets	—	—	1,232	—
Restructuring and other related costs	3,168	536	14,700	1,664
Loss from operations	(54,958)	(53,200)	(126,646)	(81,029)
Interest expense	4,454	1,939	6,010	19,505
Loss on extinguishment of debt	—	—	—	47,631
Other expense	5,818	130	7,241	1,042
Net loss before provision for income tax expense (benefit)	(65,230)	(55,269)	(139,897)	(149,207)
Provision for income tax expense (benefit)	256	(12)	(1,207)	1,695
Net loss	(65,486)	(55,257)	(138,690)	(150,902)
Net loss attributable to noncontrolling interest	(45,181)	(38,377)	(95,804)	(105,113)
Net loss attributable to SmileDirectClub, Inc.	$(20,305)	$(16,880)	$(42,886)	$(45,789)

Earnings (loss) per share of Class A common stock:
Basic	$(0.17)	$(0.14)	$(0.36)	$(0.39)
Diluted	$(0.17)	$(0.14)	$(0.36)	$(0.39)

Weighted average shares outstanding:
Basic	120,818,400	118,344,050	120,507,211	117,656,599
Diluted	389,665,923	387,609,677	389,483,239	387,246,120

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(65,486)	$(55,257)	$(138,690)	$(150,902)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,654	(252)	2,170	(83)
Comprehensive loss	(63,832)	(55,509)	(136,520)	(150,985)
Comprehensive loss attributable to noncontrolling interests	(44,041)	(38,552)	(94,308)	(105,170)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(19,791)	$(16,957)	$(42,212)	$(45,815)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2021	117,893,041	269,272,682	$12	$27	$424,563	$17,620	$(221,788)	$(140,175)	$(51)	$80,208
Net loss	—	—	—	—	—	—	(16,880)	(38,377)	—	(55,257)
Issuance of Class A shares in connection with equity-based awards	666,613	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	29,181	(29,181)	—	—	(13)	—	—	13	—	—
Issuance of shares in connection with stock purchase plan	83,574	—	—	—	632	—	—	—	—	632
Equity-based compensation	—	—	—	—	12,008	—	—	—	—	12,008
Equity-based payments	—	—	—	—	(3,220)	—	—	—	—	(3,220)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(175)	(77)	(252)
Other	—	—	—	—	(43)	—	—	—	—	(43)
Balance at June 30, 2021	118,672,409	269,243,501	$12	$27	$433,927	$17,620	$(238,668)	$(178,714)	$(128)	$34,076

December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138
Net loss	—	—	—	—	—	—	(45,789)	(105,113)	—	(150,902)
Issuance of Class A shares in connection with equity-based awards	1,494,451	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,665,065	(1,665,065)	—	—	(388)	—	—	388	—	—
Issuance of shares in connection with stock purchase plan	83,574	—	—	—	632	—	—	—	—	632
Equity-based compensation	—	—	—	—	27,167	—	—	—	—	27,167
Equity-based payments	—	—	—	—	(7,263)	—	—	—	—	(7,263)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(57)	(26)	(83)
Capped call instruments	—	—	—	—	(69,518)	—	—	—	—	(69,518)
Other	—	—	—	—	(95)	—	—	—	—	(95)
Balance at June 30, 2021	118,672,409	269,243,501	$12	$27	$433,927	$17,620	$(238,668)	$(178,714)	$(128)	$34,076

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2022	120,433,220	268,993,501	$12	$27	$452,153	$17,620	$(317,902)	$(355,900)	$453	$(203,537)
Net loss	—	—	—	—	—	—	(20,305)	(45,181)	—	(65,486)
Issuance of Class A shares in connection with equity-based awards	392,702	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	170,000	(170,000)	—	—	(166)	—	—	166	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	429	—	—	—	—	429
Equity-based compensation	—	—	—	—	8,560	—	—	—	—	8,560
Equity-based payments	—	—	—	—	(108)	—	—	—	—	(108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,140	514	1,654
Other	—	—	—	—	(48)	—	—	—	—	(48)
Balance at June 30, 2022	120,995,922	268,823,501	$12	$27	$460,820	$17,620	$(338,207)	$(399,775)	$967	$(258,536)

Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)
Net loss	—	—	—	—	—	—	(42,886)	(95,804)	—	(138,690)
Issuance of Class A shares in connection with equity-based awards	1,295,141	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	420,000	(420,000)	—	—	(385)	—	—	385	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	429	—	—	—	—	429
Equity-based compensation	—	—	—	—	13,866	—	—	—	—	13,866
Equity-based payments	—	—	—	—	(1,955)	—	—	—	—	(1,955)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,496	674	2,170
Other	—	—	—	—	(2)	—	—	—	—	(2)
Balance at June 30, 2022	120,995,922	268,823,501	$12	$27	$460,820	$17,620	$(338,207)	$(399,775)	$967	$(258,536)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(138,690)	$(150,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,496	33,169
Deferred loan cost amortization	2,329	3,041
Equity-based compensation	13,866	27,167
Loss on extinguishment of debt	—	47,631
Paid in kind interest expense	—	3,324
Asset impairment and related charges	6,300	—
Other non-cash operating activities	1,102	798
Changes in operating assets and liabilities:
Accounts receivable	22,147	3,726
Inventories	(2,307)	(3,701)
Prepaid and other current assets	(6,377)	(6,572)
Accounts payable	16,726	(11,998)
Accrued liabilities	(29,790)	(2,990)
Deferred revenue	(2,906)	(2,044)
Net cash used in operating activities	(79,104)	(59,351)
Investing Activities
Purchases of property, equipment, and intangible assets	(32,872)	(45,303)
Net cash used in investing activities	(32,872)	(45,303)
Financing Activities
Repurchase of Class A shares to cover employee tax withholdings	(2,340)	(6,260)
Proceeds from stock purchase plan	429	632
Repayment of HPS Credit Facility	—	(396,497)
Payment of extinguishment costs	—	(37,701)
Borrowings of long-term debt	54,920	747,500
Payments of issuance costs	(5,426)	(21,179)
Purchase of capped call transactions	—	(69,518)
Final payment of Align arbitration	—	(43,400)
Principal payments on long-term debt	—	(4,609)
Payments of finance leases	(4,808)	(5,182)
Other	2,553	(83)
Net cash provided by financing activities	45,328	163,703
Effect of exchange rates change on cash and cash equivalents	52	875
Increase (decrease) in cash	(66,596)	59,924
Cash at beginning of period	224,860	316,724
Cash at end of period	$158,264	$376,648

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

Initial Public Offering

On September 16, 2019, SDC Inc. completed an initial public offering (“IPO”) of 58,537,000 shares of its Class A common stock at a public offering price of $23.00 per share. SDC Inc. received $1,286,000 in proceeds, net of underwriting discounts and commissions. SDC Inc. used substantially all of the net proceeds after expenses to purchase newly-issued membership interest units from SDC Financial.

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

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At June 30, 2022, the variable interest entities include 56 dentist owned PCs, and at December 31, 2021 the variable interest entities included 53 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying interim condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $536 and $1,664 during the three and six months ended June 30, 2021, primarily associated with the closure and consolidation of many of our SmileShops, which is an on-going evaluation.

Restructuring of Operations

During the three and six months ended June 30, 2022, the Company incurred one-time charges of approximately $3,168 and $15,932, respectively, primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aligner revenue, net	$99,032	$142,854	$217,960	$310,317
Financing revenue, net	8,994	11,594	18,128	22,253
Retainers and other products revenue	17,770	19,733	41,354	41,072
Total revenue	$125,796	$174,181	$277,442	$373,642
Implicit price concessions, cancellations, and refunds included in total revenue	$23,910	$33,129	$52,319	$68,649

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. For the three and six months ended June 30, 2022 and 2021, the Company recognized revenue of $125,796, $174,181, $277,442 and $373,642, respectively. Of the Company’s revenues during the three and six months ended June 30, 2022 and 2021, $2,856, $4,113, $13,100, and $20,103 was previously included in deferred revenue on the interim condensed consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

Activity in the allowance for credit losses and other revenue adjustments was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at January 1, 2022	$49,309
Current period provision for expected credit losses	28,409
Write-offs and other adjustments charged against the allowance, net of recoveries	(27,353)
Refunds paid	(2,746)
Balance at March 31, 2022	$47,619
Current period provision for expected credit losses	23,910
Write-offs and other adjustments charged against the allowance, net of recoveries	(23,247)
Refunds paid	(3,379)
Balance at June 30, 2022	$44,903

As of June 30, 2022 and December 31, 2021 approximately $39,354 and $43,097 related to implicit price concessions and cancellation and adjustment reserves is included in net receivables, respectively, and $5,549 and $6,212 related to refund reserves is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the interim condensed consolidated statements of operations upon shipment. The Company incurred approximately $4,279, $5,768 $9,938, and $12,677 in outsourced shipping expenses for the three and six months ended June 30, 2022 and 2021, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three and six months ended June 30, 2022 and 2021, the Company incurred marketing, selling, and advertising costs of $71,191, $95,943, $167,902, and $193,066, respectively.

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

Depreciation and Amortization

Depreciation includes expenses related to the Company’s property, plant and equipment, including finance leases. Amortization includes expenses related to definite-lived intangible assets and capitalized software. Depreciation and amortization is calculated using the straight-line method over the useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization is included in cost of revenues, marketing and selling expenses, and general and administrative expenses depending on the purpose of the related asset.

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$5,676	$6,879	$11,519	$13,929
Marketing and selling expenses	862	1,473	1,826	3,044
General and administrative expenses	13,042	8,357	25,151	16,196
Total	$19,580	$16,709	$38,496	$33,169

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $812,500 and $747,500 in borrowings under its debt facilities (as discussed in Note 9) as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of June 30, 2022, the fair value of the debt facility was approximately $113,620 compared to its carrying value of $732,000. The Company entered into a 2022 HPS Credit Facility on April 27, 2022. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at June 30, 2022 or December 31, 2021, or net revenue for the three and six months ended June 30, 2022 and 2021.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment charges. Routine maintenance and repairs are charged to expense as incurred. At the time property, plant and equipment are retired from service, the cost and accumulated depreciation or amortization are removed from the respective accounts and the related gains or losses are reflected in the interim condensed consolidated statements of operations.

Leases

The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term operating lease liabilities in the interim condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the interim condensed consolidated balance sheets and are amortized over a three-year to five-year period. During the three and six months ended June 30, 2022 and 2021, the Company capitalized $5,019, $3,772, $8,774, and $8,301, respectively, of internally developed software costs. Amortization expense for internally developed software was $6,911, $3,568, $12,692, and $6,747 for the three and six months ended June 30, 2022, and 2021, respectively.

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

Note 3—Inventories

Inventories are comprised of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$16,575	$14,662
Finished goods	26,535	26,141
Total inventories	$43,110	$40,803

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	June 30,	December 31,
	2022	2021
Prepaid expenses	$12,253	$11,496
Deposits to vendors	4,646	5,443
Other	6,917	580
Total prepaid and other current assets	$23,816	$17,519
Prepaid expenses, non-current	$1,523	$1,911
Deposits to vendors, non-current	919	967
Indefinite-lived intangible assets	7,820	7,155
Other intangible assets, net	2,233	2,458
Investments and other	6,855	2,989
Total other assets	$19,350	$15,480

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and six months ended June 30, 2022, or 2021.

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes during the three and six months ended June 30, 2022 resulting in one-time charges of $3,168 and $15,932, respectively. These charges were primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. Incentive retention payments will generally vest over a 12 month period ending March 2023 and were provided to certain team members as a result of the restructuring. The Company expects full year fiscal 2022 restructuring expenses of approximately $20,000 -$25,000. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$—	$—	$1,232	$—
	$—	$—	$1,232	$—
Restructuring and other related charges:
Impairment of inventory	$189	$—	$643	$—
Short-term lease termination fees	66	—	258	—
Other expenses including personnel related costs such as severance and retention	2,913	536	13,799	1,664
	$3,168	$536	$14,700	$1,664

The balance of the unpaid accruals for the restructuring programs recorded in the interim condensed consolidated balance sheet as of June 30, 2022 was $133 in accrued liabilities. The balance of paid unearned expense for the restructuring programs recorded in the interim condensed consolidated balance sheet as of June 30, 2022 was $6,391 in prepaid expenses and other current assets.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	June 30,	December 31,
	2022	2021
Lab and SmileShop equipment	$119,704	$118,320
Computer equipment and software	208,028	178,508
Leasehold improvements	35,262	36,474
Furniture and fixtures	13,814	13,321
Vehicles	6,882	8,018
Construction in progress	12,314	23,182
	396,004	377,823
Less: accumulated depreciation	(185,430)	(150,622)
Property, plant and equipment, net	$210,574	$227,201

The carrying values of assets under finance leases were $5,846 and $10,163 as of June 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $18,968 and $18,013, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2022	2021
Accrued marketing and selling costs	$27,412	$37,883
Accrued payroll and payroll related expenses	22,815	15,829
Accrued sales tax and related costs	4,047	8,769
Other	36,788	59,585
Total accrued liabilities	$91,062	$122,066

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

The Company recorded an income tax expense (benefit) of $256 and $(1,207) for three and six months ended June 30, 2022 compared to an income tax expense (benefit) of $(12) and $1,695 during the three and six months ended June 30, 2021, respectively. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 9—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	June 30,	December 31,
	2022	2021
2026 Convertible Senior Notes, net of unamortized financing costs $15,500 and $17,527, respectively	$732,000	$729,973
2022 HPS Credit Facility, net of unamortized financing costs of $1,296	53,961	—
Finance lease obligations	6,189	10,997
Total debt	792,150	740,970
Less current portion	(6,189)	(10,997)
Total long-term debt	$785,961	$729,973

2026 Convertible Senior Notes

On February 9, 2021, the Company issued $650,000 principal amount of the Company’s 0.00% Convertible Senior Notes due 2026 (the “Notes”). The Company also granted the initial purchasers of the Notes an option to purchase up to an additional $97,500 aggregate principal amount of the Notes (“Option Notes”). On February 9, 2021, the initial purchasers of the Notes exercised their option to purchase $70,000 aggregate principal amount of the Option Notes (the “First Greenshoe Exercise”). The sale of the Option Notes from the First Greenshoe Exercise closed on February 12, 2021. On February 11, 2021, the initial purchasers of the Notes exercised the remaining portion of their option to purchase $27,500 aggregate principal amount of the Option Notes (the “Second Greenshoe Exercise” and the Option Notes issued in connection with the Second Greenshoe Exercise, the “Second Greenshoe Option Notes”). The sale of the Second Greenshoe Option Notes closed on February 16, 2021.

The Notes were issued and governed by an indenture, dated February 9, 2021 (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee. The Notes will mature on February 1, 2026, unless earlier repurchased, redeemed or converted. The Notes will not bear regular interest, and the principal amount of the Notes will not accrete.

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

The Company recorded $21,391 related to deferred financing costs of the Notes. For three and six months ended June 30, 2022, the Company amortized under the effective interest rate method $1,050 and $2,112 of deferred financing costs, respectively.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid special interest, if any, on all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by written notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid special interest, if any, on all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

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

2020 HPS Credit Facility

In May 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, net of original issue discount of $12,000 (the “2020 HPS Credit Facility”). On March 29, 2021, the HPS Credit Facility was paid in full and terminated. In connection with the repayment, the unamortized loan costs, the unaccreted warrant value, and the prepayment fee described above are recorded as a loss on extinguishment of debt in the accompanying interim condensed consolidated statements of operations.

2022 HPS Credit Facility

On April 27, 2022, SPV entered into a Loan Agreement (“the 2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255,000.

The Company recorded $5,426 for deferred financing costs of the 2022 HPS Credit Facility. Of the $5,426 deferred financing costs, $3,888 is associated with the unused loan commitment amount and is presented as “Other assets” in the accompanying interim condensed consolidated balance sheets. The remaining costs of $1,539 are amortized over the term of the loan. During the three and six months ended June 30, 2022, the Company amortized under the effective interest rate method $243 of deferred financing costs.

Outstanding loans under the Loan Agreement bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. As required under the loan agreement, the total of $13,000 was deposited into the SDC Cash Reserve account on the closing date of the 2022 HPS Credit Facility.

Subject to certain exceptions, the Loan Agreement is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the Loan Agreement plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the Loan Agreement. As of June 30, 2022, the Company had $214,840 of its receivable collateralized as part of the 2022 HPS Credit Facility.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The 2022 HPS Credit Facility contains various restrictions, covenants, ratios and events of default, including:

• SPV has limitations on consolidations, creation of liens, incurring additional indebtedness, dispositions of assets, investments and paying dividends or other distributions.

• SDC Financial LLC, its consolidated subsidiaries and certain originator entities must maintain minimum monthly liquidity of $50,000 and are subject to additional leverage ratios upon the occurrence of additional debt.

If any event of default under the 2022 HPS Credit Facility occurs, then the collateral agent may declare any outstanding obligations under the 2022 HPS Credit Facility to be immediately due and payable. In addition, if SPV or certain of its affiliates become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the 2022 HPS Credit Facility will automatically become immediately due and payable.

As of June 30, 2022, the Company had $65,000 outstanding including the original discount of $10,200 and was in compliance with all covenants in the 2022 HPS Credit Facility.

HPS Warrants

In connection with the 2020 HPS Credit Facility, the Company issued warrants (“HPS Warrants”) to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounted to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the 2020 HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The HPS Warrants were recorded at their initial fair value of $17,620 and included within stockholders’ equity. The termination and payoff of the 2020 HPS Credit Facility did not impact the HPS Warrants.

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 15, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the interim condensed consolidated statement of operations. As of June 30, 2022, the Company has $0 outstanding under this promissory note.

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

	2022 HPS Credit Facility	2026 Convertible Senior Notes	Total
2022 (remaining)	$—	$—	$—
2023	—	—	$—
2024	—	—	$—
2025	65,000	—	$65,000
2026	—	747,500	$747,500
Total	$65,000	$747,500	$812,500

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of June 30, 2022, SDC Inc. had 120,995,922 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of June 30, 2022, SDC Inc. had a 31.0% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the three months and six months ended June 30, 2022 and 2021. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Class A Common Stock Options

Options activity was as follows during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Number of Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,664,122	$22.70	7.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(260,869)	23.00	—	—
Outstanding at June 30, 2022	1,403,253	$22.64	7.3	$—
Exercisable at June 30, 2022	610,316	$22.80	7.3	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants during the six months ended June 30, 2022.

Restricted Stock Units

Incentive Bonus Awards

The Company has IBA agreements with several key employees to provide a bonus payment in the event of a liquidation event as defined in each agreement. The bonus amounts are calculated based on the value of the Company at the time of the liquidation event, less an amount determined upon the employee entering into the agreement. The right to the payment generally vests annually over a five-year period, with certain liquidation events resulting in an acceleration of the vesting period. As the vesting of these awards was contingent on a liquidation event, no amounts were required to be recorded prior to a liquidation event. The IBA agreements were modified in August 2019 to accelerate certain vesting conditions upon a liquidation event and to modify the settlement terms, whereby the Company settled the vested portion of each IBA in 50% shares of Class A common stock and/or vested RSUs and 50% cash, of which approximately 80% of the cash (40% of the total vested portion of the award) that the IBA holders would have otherwise received was withheld by the Company to fulfill tax withholding obligations and the remainder was paid out to IBA holders upon the occurrence of a liquidation event. As a result of the modification and the occurrence of a liquidation event through the IPO, the Company recorded equity-based compensation expense of $316,959, equivalent to the amount of IBAs vested at the time of the IPO, in the form of cash, 5,654,078 shares of Class A common stock and 2,199,453 vested RSUs which were released over a period of six to twenty-four months following the date of the IPO. The unvested portion of the IBAs is represented in the form of unvested RSUs that will vest, subject to the holders’ continued employment, over a period generally ranging from 2 years to 4 years.

Non-IBA Restricted Stock Units

The Company granted RSUs to certain team members that generally vest annually over two to three years or after three years from the date of grant, subject to the recipient’s continued employment or service to the Company through each vesting date.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	4,837,161	$15.53
Granted	26,975,166	$2.26
Vested	(1,186,557)	$10.30
Forfeited	(1,902,216)	$6.18
RSUs outstanding, June 30, 2022	28,723,554	$2.97

As of June 30, 2022, unrecognized RSUs compensation expense was $74,363. This expense is expected to be recognized over a weighted average period of 3.0 years.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $8,560, $12,008, $13,866, and $27,167 for the three and six months ended June 30, 2022 and 2021, respectively. Amounts are included in general and administrative expense on the interim condensed consolidated statements of operations.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(65,486)	$(55,257)	$(138,690)	$(150,902)
Less: Net loss attributable to noncontrolling interests	(45,181)	(38,377)	(95,804)	(105,113)
Net loss attributable to SDC Inc. - basic	(20,305)	(16,880)	(42,886)	(45,789)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(45,181)	(38,377)	(95,804)	(105,113)
Net loss attributable to SDC Inc. - diluted	$(65,486)	$(55,257)	$(138,690)	$(150,902)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	120,818,400	118,344,050	120,507,211	117,656,599
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	268,847,523	269,265,627	268,976,028	269,589,521
Weighted average shares of Class A common stock outstanding - diluted	389,665,923	387,609,677	389,483,239	387,246,120

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.17)	$(0.14)	$(0.36)	$(0.39)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.17)	$(0.14)	$(0.36)	$(0.39)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	1,403,253	1,729,339	1,403,253	1,729,339
Restricted Stock Units	28,723,554	5,811,738	28,723,554	5,811,738
Warrants	3,889,575	3,889,575	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822	41,389,822	41,389,822
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three and six months ended June 30, 2022 and 2021, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $719, $780, $1,554 and $1,600 to the 401(k) plan for the three and six months ended June 30, 2022 and 2021, respectively.

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $2,263, $1,916, $4,532 and $3,262 for the three and six months ended June 30, 2022 and 2021, respectively.

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

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ have filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022 the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, 2022, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The case will now proceed to discovery in the District Court and trial has been set for May 2023. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase.

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims and an amended Complaint was filed on July 29, 2022.

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

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement (“TRA”) until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three and six months ended June 30, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $22,900 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For both three and six months ended June 30, 2022, approximately 85.1% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	North America	Rest of World	Total
Revenue	$107,019	$18,777	$125,796

Net loss before provision for income tax expense (benefit)	$(49,032)	$(16,198)	$(65,230)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$16,797	$2,783	$19,580
Interest expense	4,442	12	4,454
Restructuring and other related costs	2,814	354	3,168
Equity-based compensation	7,419	1,141	8,560
Other non-operating general and administrative losses	4,373	1,933	6,306
Adjusted EBITDA	$(13,187)	$(9,975)	$(23,162)

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	Six Months Ended June 30, 2022
	North America	Rest of World	Total
Revenue	$236,049	$41,393	$277,442

Net loss before provision for income tax expense (benefit)	$(103,061)	$(36,836)	$(139,897)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$32,351	$6,145	$38,496
Interest expense	5,976	34	6,010
Lease abandonment and impairment of long-lived assets	—	1,232	1,232
Restructuring and other related costs	11,324	3,376	14,700
Equity-based compensation	11,956	1,910	13,866
Other non-operating general and administrative losses	5,242	2,748	7,990
Adjusted EBITDA	$(36,212)	$(21,391)	$(57,603)

	Three Months Ended June 30, 2021
	North America	Rest of World	Total
Revenue	$145,533	$28,648	$174,181

Net loss before provision for income tax expense (benefit)	$(37,794)	$(17,475)	$(55,269)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$14,054	$2,655	$16,709
Interest expense	1,936	3	1,939
Restructuring and other related costs	513	23	536
Equity-based compensation	10,492	1,516	12,008
Other non-operating general and administrative losses	1,669	(68)	1,601
Adjusted EBITDA	$(9,130)	$(13,346)	$(22,476)

	Six Months Ended June 30, 2021
	North America	Rest of World	Total
Revenue	$311,751	$61,891	$373,642

Net loss before provision for income tax expense (benefit)	$(119,610)	$(29,597)	$(149,207)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$27,925	$5,244	$33,169
Interest expense	19,489	16	19,505
Restructuring and other related costs	1,603	61	1,664
Loss on extinguishment of debt	47,631	—	47,631
Equity-based compensation	23,229	3,938	27,167
Other non-operating general and administrative losses	2,195	318	2,513
Adjusted EBITDA	$2,462	$(20,020)	$(17,558)

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

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended June 30, 2022 and 2021, we shipped 62,705 and 90,006 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended June 30, 2022 and 2021 was $1,917 and $1,885, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select members.

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

In connection with these operational changes, we suspended operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. We continue to operate in and scale our presence in the United States, Canada, United Kingdom, Ireland, France and Australia. As a result of these changes, we underwent a reduction in workforce to right-size our operating structure so it is tailored to the countries in which we continue to operate. During the first six months of fiscal 2022, we incurred one-time charges of approximately $15.9 million, primarily associated with the right-sizing exercise and exiting the above markets.

Beginning in the fourth quarter of 2021, we began an evaluation of our international operations as a result of the pandemic and the deteriorating economic environment. During the year ended December 31, 2021, we incurred one-time charges of approximately $5.3 million primarily associated with lease abandonment and store closure costs including the costs to exit certain foreign markets, Germany, Austria, and the Netherlands, due to the uncertain operating environment and immaturity of those markets as well as regulatory challenges.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 48% of our clear aligner sales originating from impression kits during the second quarter of fiscal 2022. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, including higher income customers, and controlled growth, each as more specifically discussed below.

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

We had no data loss from, or other loss of assets as a result of, the Incident, including any exposure of customer or team member information. The Incident, however, caused delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. We maintain insurance coverage for certain expenses and potential liabilities that may be associated with the Incident, and we are pursuing coverage for all applicable expense and liabilities. The Incident had a material impact on business operations and financial results in the second quarter of fiscal 2021, including a delay in fulfilling customer orders. As a result, we experienced a decrease to revenue and increase to certain costs associated with our response to the Incident.

Efficient acquisition of new members

•Visits to our website: During the second quarter of 2022, we averaged approximately 4-6 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

•Referrals: During the second quarter of 2022, we remained strong on our member experience with referrals reaching 21% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.

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

Continued investment in controlled growth

We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. These investments include technological advancements that allow us to serve more customers, improve the customer experience and create efficiencies across our organization. Our key growth initiatives include enhancing our existing product platform; including to improve conversion rate; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; expanding our reach through the professional channel; and expanding our market share with more traditional, higher income customers of clear aligner therapy. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our existing SmileShop network and Partner Network, comprised of affiliated dentist and orthodontist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our strategy.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations Data:
Total revenues	$125,796	$174,181	$277,442	$373,642
Cost of revenues	34,075	45,860	77,141	93,821
Gross profit	91,721	128,321	200,301	279,821
Marketing and selling expenses	71,191	95,943	167,902	193,066
General and administrative expenses	72,320	85,042	143,113	166,120
Lease abandonment and impairment of long-lived assets	—	—	1,232	—
Restructuring and other related costs	3,168	536	14,700	1,664
Loss from operations	(54,958)	(53,200)	(126,646)	(81,029)
Total interest expense	4,454	1,939	6,010	19,505
Loss on extinguishment of debt	—	—	—	47,631
Other expense	5,818	130	7,241	1,042
Net loss before provision for income tax expense (benefit)	(65,230)	(55,269)	(139,897)	(149,207)
Provision for income tax expense (benefit)	256	(12)	(1,207)	1,695
Net loss	(65,486)	(55,257)	(138,690)	(150,902)
Net loss attributable to non-controlling interest	(45,181)	(38,377)	(95,804)	(105,113)
Net loss attributable to SDC Inc.	$(20,305)	$(16,880)	$(42,886)	$(45,789)
Other Data:
Adjusted EBITDA	$(23,162)	$(22,476)	$(57,603)	$(17,558)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(65,486)	$(55,257)	$(138,690)	$(150,902)
Depreciation and amortization	19,580	16,709	38,496	33,169
Total interest expense	4,454	1,939	6,010	19,505
Income tax expense (benefit)	256	(12)	(1,207)	1,695
Lease abandonment and impairment of long-lived assets	—	—	1,232	—
Restructuring and other related costs	3,168	536	14,700	1,664
Loss on extinguishment of debt	—	—	—	47,631
Equity-based compensation	8,560	12,008	13,866	27,167
Other non-operating general and administrative losses	6,306	1,601	7,990	2,513
Adjusted EBITDA	$(23,162)	$(22,476)	$(57,603)	$(17,558)

Comparison of the three and six months ended June 30, 2022 and 2021

Revenues

Revenues decreased $48.4 million, or 27.8%, to $125.8 million in the three months ended June 30, 2022 from $174.2 million in the three months ended June 30, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the continuing effects of the COVID-19 pandemic and the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

Revenues decreased $96.2 million, or 25.7%, to $277.4 million in the six months ended June 30, 2022 from $373.6 million in the six months ended June 30, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the continuing effects of the COVID-19 pandemic and the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the six months ended June 30, 2022 and 2021, revenues for the U.S. and Canada were approximately $236.0 million and $311.8 million, or 85.1% and 83.4% of total revenues, respectively, and revenues for the rest of world were approximately $41.4 million and $61.9 million, or 14.9% and 16.6%, respectively.

Cost of revenues

Cost of revenues decreased $11.8 million, or 25.7%, to $34.1 million in the three months ended June 30, 2022 from $45.9 million in the three months ended June 30, 2021. Cost of revenues increased as a percentage of revenues from 26.3% in the three months ended June 30, 2021 to 27.1% in the three months ended June 30, 2022. The increase in cost of revenues as a percentage of revenue is primarily due to the deleveraging of fixed costs in our manufacturing process as a result of the lower aligner sales for the current quarter when compared to the prior year. The decrease in overall costs of revenues in the current year period as compared to the prior year period is primarily due to producing a lower number of aligners in the current year period.

Gross margin decreased to 72.9% in the three months ended June 30, 2022 from 73.7% in the three months ended June 30, 2021, primarily as a result of the factors described above.

Cost of revenues decreased $16.7 million, or 17.8%, to $77.1 million in the six months ended June 30, 2022 from $93.8 million in the six months ended June 30, 2021, primarily as a result of the factors described above.

Marketing and selling expenses

Marketing and selling expenses decreased $24.8 million to $71.2 million or 56.6% of revenue in the three months ended June 30, 2022 compared to $95.9 million or 55.1% of revenue in the three months ended June 30, 2021. The decrease in marketing and selling expense was primarily due to the exit of certain foreign markets at the beginning of the year and the focus on marketing efficiency. The increase in marketing and selling expense as a percentage of sales was primarily due to the lower sales in the current quarter as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

Marketing and selling expenses as a percentage of revenues increased to 60.5% in the six months ended June 30, 2022 from 51.7% in the six months ended June 30, 2021 primarily due to the factors described above.

General and administrative expenses

General and administrative expenses decreased $12.7 million, or 15.0%, to $72.3 million in the three months ended June 30, 2022 from $85.0 million in the three months ended June 30, 2021. The decrease was primarily due to lower personnel and administrative costs as a result of cost control measures put in place at the beginning of the year and lower stock-based compensation costs as a result of forfeitures resulting from management team member and changes resulting from restructuring activities. This decrease was partially offset by higher depreciation and amortization costs as a result of the investments we have made in the business over the last year. As a percent of revenue, general and administrative expenses increased from 48.8% in the three months ended June 30, 2021 to 57.5% in the three months ended June 30, 2022, primarily due to the deleveraging of fixed costs associated with the decrease in revenue compared to the prior year period.

General and administrative expenses decreased $23.0 million, or 13.8%, to $143.1 million in the six months ended June 30, 2022 from $166.1 million in the six months ended June 30, 2021 due to the reasons discussed above.

Lease abandonment, impairment of long-lived assets and other store closure and related charges

Lease abandonment, impairment of long-lived assets and other related charges were $3.2 million and $15.9 million in the three and six months ended June 30, 2022, respectively, compared to $0.5 million and $1.7 million in the three and six months ended June 30, 2021. The charges in the current year are primarily associated with the strategic actions the Company undertook in January 2022, including right-sizing its operating structure as a result of suspending operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand to improve business performance.

In the six months ended June 30, 2022, lease abandonment and impairment of long-lived assets were $1.2 million and restructuring and other related charges were $14.7 million which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes.

In the six months ended June 30, 2021, restructuring and other related charges were $1.7 million, primarily associated with the closure and consolidation of a portion of our SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic and increased inflation.

Interest expense

Interest expense increased $2.5 million, or 129.7%, to $4.5 million in the three months ended June 30, 2022 from $1.9 million in the three months ended June 30, 2021, primarily due to initial borrowings under our 2022 HPS Credit Facility entered into on April 27, 2022.

Loss on extinguishment of debt

Loss on extinguishment of debt in the six months ended June 30, 2021 was $47.6 million. The prior year expense was in conjunction with the payoff of the 2020 HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the 2020 HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in fiscal 2020.

Other expense

Other expense was an expense of $5.8 million in the three months ended June 30, 2022 compared to income of $0.1 million in the three months ended June 30, 2021, primarily as a result of the impact of unrealized foreign currency translation adjustments on intercompany loan balances denominated in a foreign currency.

Provision for income tax expense (benefit)

Our provision for income tax expense was $0.3 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively.

Our provision for income tax benefit was $1.2 million and income tax expense was $1.7 million for the six months ended June 30, 2022 and 2021, respectively. The current year benefit is primarily associated with return to provision adjustments.

Adjusted EBITDA

For the three months ended June 30, 2022, Adjusted EBITDA was negative $23.2 million compared to a negative $22.5 million for the three months ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to the decrease in aligner revenue but was offset by cost control and restructuring initiatives instituted at the beginning of the year to reduce cash-burn and offset the effects of the macroeconomic factors discussed previously. For the three months ended June 30, 2022, Adjusted EBITDA for the U.S. and Canada combined was a negative $13.2 million , and Adjusted EBITDA for the rest of world for the three months ended June 30, 2022 was negative $10.0 million.

Liquidity and Capital Resources

As of June 30, 2022, SDC Inc. had cash on hand of $158.3 million, an accumulated deficit of $338.2 million and had working capital of $237.4 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirrors the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement. On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (“the 2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. As of April 27, 2022, $65 million was outstanding under the 2022 HPS Credit Facility.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(79,104)	$(59,351)
Net cash used in investing activities	(32,872)	(45,303)
Net cash provided by financing activities	45,328	163,703
Effect of changes in exchange rates on cash and cash equivalents	52	875
Increase (decrease) in cash	(66,596)	59,924
Cash at beginning of period	224,860	316,724
Cash at end of period	$158,264	$376,648

Comparison of the six months ended June 30, 2022 and 2021

As of June 30, 2022, we had $158.3 million in cash, a decrease of $218.4 million compared to $376.6 million as of June 30, 2021.

Cash used in operating activities increased to $79.1 million during the six months ended June 30, 2022 compared to $59.4 million in the six months ended June 30, 2021, or an increase of $19.8 million, primarily due to the increase in net loss during the period when adjusted for non-cash items, particularly the loss associated with the extinguishment of debt, partially offset by a reduction in uses of working capital when compared to the prior year.

Cash used in investing activities decreased to $32.9 million during the six months ended June 30, 2022, compared to $45.3 million in the six months ended June 30, 2021. Cash used in investing activities primarily consists of purchases of manufacturing automation equipment and investments in technology equipment and software.

Cash provided by financing activities was $45.3 million during the six months ended June 30, 2022, compared to cash provided by financing activities of $163.7 million in the six months ended June 30, 2021. Cash provided by financing activities during the six months ended June 30, 2022 primarily consists of net borrowings under our long-term debt facility of $54.9 million offset by the payment of issuance costs, share purchase activity and the payment of financed leases. Cash provided by financing activities in the six months ended June 30, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of $21.2 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the 2020 HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award.

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

2022 HPS Credit Facility

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

Outstanding loans under the Loan Agreement bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. Subject to certain exceptions, the Loan Agreement is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the Loan Agreement plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the Loan Agreement. As of June 30, 2022, the Company had $65 million outstanding and was in compliance with all covenants in the Loan Agreement.

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

A portion of the proceeds of the offering of the Notes were used to fund the cost of privately negotiated capped call transactions with certain initial purchasers, and we used a portion of the remainder of the net proceeds to repay amounts owed under the 2020 HPS Credit Facility.

The Notes will mature on February 1, 2026, unless earlier repurchased, redeemed or converted. The Notes will not bear regular interest, and the principal amount of the Notes will not accrete.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur or “Events of Default” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any.

2020 HPS Credit Facility

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

On March 29, 2021, the 2020 HPS Credit Facility was repaid in full.

Tax Receivable Agreement

The payments that we may be required to make under the Tax Receivable Agreement to the Continuing LLC Members may be significant and are dependent upon future taxable income. See “Certain Relationships and Related Party Transactions-Tax Receivable Agreement.”

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare the interim condensed consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the quarter ended June 30, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

SMILEDIRECTCLUB, INC.
(Registrant)

August 8, 2022	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2022	/s/ Troy Crawford
Date	Troy Crawford
Chief Financial Officer
(Principal Financial and Accounting Officer)