Form 10-Q
period 2022-09-30
SmileDirectClub, Inc.
filed 2022-11-07
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2022:
Class A Common Stock: 121,784,986
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

•our ability to obtain and maintain regulatory approvals for any new or, enhanced or existing products;

•our estimates regarding revenues, expenses, capital requirements, and needs for additional financing;

•our ability to effectively market and sell, consumer acceptance of, and competition for our clear aligners in new markets;

•our relationships with retail partners and insurance carrier providers;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Cash	$120,181	$224,860
Accounts receivable, net	152,531	184,558
Inventories	44,242	40,803
Prepaid and other current assets	21,085	17,519
Total current assets	338,039	467,740
Accounts receivable, net, non-current	49,249	59,210
Property, plant and equipment, net	202,514	227,201
Operating lease right-of-use assets	22,810	24,927
Other assets	19,184	15,480
Total assets	$631,796	$794,558
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$36,097	$19,922
Accrued liabilities	86,258	122,066
Deferred revenue	14,507	20,258
Current portion of long-term debt	4,217	10,997
Other current liabilities	6,703	4,997
Total current liabilities	147,782	178,240
Long-term debt, net of current portion	788,164	729,973
Operating lease liabilities, net of current portion	16,973	20,352
Other long-term liabilities	746	347
Total liabilities	953,665	928,912
Equity (Deficit)
Class A common stock, par value $0.0001 and 121,420,358 shares issued and outstanding at September 30, 2022 and 119,280,781 shares issued and outstanding at December 31, 2021	12	12
Class B common stock, par value $0.0001 and 268,823,501 shares issued and outstanding at September 30, 2022 and 269,243,501 shares issued and outstanding at December 31, 2021	27	27
Additional paid-in-capital	467,946	448,867
Accumulated other comprehensive income	741	293
Accumulated deficit	(359,881)	(295,321)
Noncontrolling interest	(448,334)	(305,852)
Warrants	17,620	17,620
Total equity (deficit)	(321,869)	(134,354)
Total liabilities and equity (deficit)	$631,796	$794,558

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$98,524	$126,796	$357,838	$478,185
Financing revenue	8,246	10,887	26,374	33,140
Total revenues	106,770	137,683	384,212	511,325
Cost of revenues	31,995	39,412	109,136	133,233
Gross profit	74,775	98,271	275,076	378,092
Marketing and selling expenses	58,212	96,175	226,114	289,241
General and administrative expenses	75,507	85,658	218,620	251,778
Lease abandonment and impairment of long-lived assets	197	1,378	1,429	1,378
Restructuring and other related costs	3,169	95	17,869	1,759
Loss from operations	(62,310)	(85,035)	(188,956)	(166,064)
Interest expense	5,360	1,772	11,370	21,277
Loss on extinguishment of debt	—	—	—	47,631
Other expense	1,323	2,695	8,564	3,737
Net loss before provision for income tax expense (benefit)	(68,993)	(89,502)	(208,890)	(238,709)
Provision for income tax expense (benefit)	739	(119)	(468)	1,576
Net loss	(69,732)	(89,383)	(208,422)	(240,285)
Net loss attributable to noncontrolling interest	(48,058)	(61,991)	(143,862)	(167,104)
Net loss attributable to SmileDirectClub, Inc.	$(21,674)	$(27,392)	$(64,560)	$(73,181)

Earnings (loss) per share of Class A common stock:
Basic	$(0.18)	$(0.23)	$(0.53)	$(0.62)
Diluted	$(0.18)	$(0.23)	$(0.53)	$(0.62)

Weighted average shares outstanding:
Basic	121,163,578	118,918,072	120,729,146	118,081,711
Diluted	389,987,079	388,161,573	389,654,332	387,554,625

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(69,732)	$(89,383)	$(208,422)	$(240,285)
Other comprehensive income (loss):
Foreign currency translation adjustment	(727)	775	1,443	692
Comprehensive loss	(70,459)	(88,608)	(206,979)	(239,593)
Comprehensive loss attributable to noncontrolling interests	(48,559)	(61,453)	(142,867)	(166,623)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(21,900)	$(27,155)	$(64,112)	$(72,970)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
June 30, 2021	118,672,409	269,243,501	$12	$27	$433,927	$17,620	$(238,668)	$(178,714)	$(128)	$34,076
Net loss	—	—	—	—	—	—	(27,392)	(61,991)	—	(89,383)
Issuance of Class A shares in connection with equity-based awards	431,514	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10,492	—	—	—	—	10,492
Equity-based payments	—	—	—	—	(1,634)	—	—	—	—	(1,634)
Foreign currency translation adjustment	—	—	—	—	—	—	—	538	237	775
Other	—	—	—	—	(42)	—	—	—	—	(42)
Balance at September 30, 2021	119,103,923	269,243,501	$12	$27	$442,743	$17,620	$(266,060)	$(240,167)	$109	$(45,716)

Balance at December 31, 2020	115,429,319	270,908,566	$11	$27	$483,393	$17,620	$(192,879)	$(73,932)	$(102)	$234,138
Net loss	—	—	—	—	—	—	(73,181)	(167,104)	—	(240,285)
Issuance of Class A shares in connection with equity-based awards	1,925,965	—	1	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,665,065	(1,665,065)	—	—	(388)	—	—	388	—	—
Issuance of shares in connection with stock purchase plan	83,574	—	—	—	632	—	—	—	—	632
Equity-based compensation	—	—	—	—	37,659	—	—	—	—	37,659
Equity-based payments	—	—	—	—	(8,897)	—	—	—	—	(8,897)
Foreign currency translation adjustment	—	—	—	—	—	—	—	481	211	692
Capped call instruments	—	—	—	—	(69,518)	—	—	—	—	(69,518)
Other	—	—	—	—	(137)	—	—	—	—	(137)
Balance at September 30, 2021	119,103,923	269,243,501	$12	$27	$442,743	$17,620	$(266,060)	$(240,167)	$109	$(45,716)

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	120,995,922	268,823,501	$12	$27	$460,820	$17,620	$(338,207)	$(399,775)	$967	$(258,536)
Net loss	—	—	—	—	—	—	(21,674)	(48,058)	—	(69,732)
Issuance of Class A shares in connection with equity-based awards	424,436	—	—	—	—	—	—	—	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	52	—	—	—	—	52
Equity-based compensation	—	—	—	—	7,693	—	—	—	—	7,693
Equity-based payments	—	—	—	—	(613)	—	—	—	—	(613)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(501)	(226)	(727)
Other	—	—	—	—	(6)	—	—	—	—	(6)
Balance at September 30, 2022	121,420,358	268,823,501	$12	$27	$467,946	$17,620	$(359,881)	$(448,334)	$741	$(321,869)

Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)
Net loss	—	—	—	—	—	—	(64,560)	(143,862)	—	(208,422)
Issuance of Class A shares in connection with equity-based awards	1,719,577	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	420,000	(420,000)	—	—	(385)	—	—	385	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	481	—	—	—	—	481
Equity-based compensation	—	—	—	—	21,559	—	—	—	—	21,559
Equity-based payments	—	—	—	—	(2,568)	—	—	—	—	(2,568)
Foreign currency translation adjustment	—	—	—	—	—	—	—	995	448	1,443
Other	—	—	—	—	(8)	—	—	—	—	(8)
Balance at September 30, 2022	121,420,358	268,823,501	$12	$27	$467,946	$17,620	$(359,881)	$(448,334)	$741	$(321,869)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(208,422)	$(240,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,609	51,655
Deferred loan cost amortization	4,239	4,069
Equity-based compensation	21,559	37,659
Loss on extinguishment of debt	—	47,631
Paid in kind interest expense	626	3,324
Asset impairment and related charges	2,905	1,378
Other non-cash operating activities	2,117	977
Changes in operating assets and liabilities:
Accounts receivable	41,988	30,845
Inventories	(3,439)	(9,706)
Prepaid and other current assets	(3,548)	(10,062)
Accounts payable	18,106	(20,984)
Accrued liabilities	(34,693)	9,827
Deferred revenue	(5,751)	(4,395)
Net cash used in operating activities	(106,704)	(98,067)
Investing Activities
Purchases of property, equipment, and intangible assets	(40,168)	(70,284)
Net cash used in investing activities	(40,168)	(70,284)
Financing Activities
Repurchase of Class A shares to cover employee tax withholdings	(2,953)	(9,055)
Proceeds from stock purchase plan	481	632
Repayment of HPS Credit Facility	—	(396,497)
Payment of extinguishment costs	—	(37,701)
Borrowings of long-term debt	54,920	747,500
Payments of issuance costs	(5,482)	(21,179)
Purchase of capped call transactions	—	(69,518)
Final payment of Align arbitration	—	(43,400)
Principal payments on long-term debt	—	(4,609)
Payments of finance leases	(6,780)	(8,046)
Other	1,820	684
Net cash provided by financing activities	42,006	158,811
Effect of exchange rates change on cash and cash equivalents	187	464
Decrease in cash	(104,679)	(9,076)
Cash at beginning of period	224,860	316,724
Cash at end of period	$120,181	$307,648

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

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At September 30, 2022, the variable interest entities include 56 dentist owned PCs, and at December 31, 2021 the variable interest entities included 53 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying interim condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $1,473 and $3,137 during the three and nine months ended September 30, 2021, primarily associated with the closure and consolidation of many of our SmileShops, which is an on-going evaluation.

Restructuring of Operations

During the three and nine months ended September 30, 2022, the Company incurred one-time charges of approximately $3,366 and $19,298, respectively, primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 2—Summary of Significant Accounting Policies

Management Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of financial instruments, useful lives of property, plant and equipment, revenue recognition, equity-based compensation, long-lived assets, and contingent liabilities, among others. In connection with its 2020 credit facility with HPS Investment Partners, the Company issued warrants to certain affiliates of HPS Investment Partners. The warrants were recorded at fair value at the time of issuance within equity on the interim condensed consolidated balance sheet using the Black-Scholes option pricing model (see Note 9). Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s financial results. Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact the Company’s financial condition, results of operations, or cash flows. Actual results could differ from those estimates.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aligner revenue, net	$80,105	$108,273	$298,065	$418,590
Financing revenue, net	8,246	10,887	26,374	33,140
Retainers and other products revenue	18,419	18,523	59,773	59,595
Total revenue	$106,770	$137,683	$384,212	$511,325
Implicit price concessions, cancellations, and refunds included in total revenue	$20,907	$29,537	$73,226	$98,186

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. For the three and nine months ended September 30, 2022 and 2021, the Company recognized revenue of $106,770, $137,683, $384,212 and $511,325, respectively. Of the Company’s revenues during the three and nine months ended September 30, 2022 and 2021, $1,348, $2,245, $14,448, and $22,348 was previously included in deferred revenue on the interim condensed consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

Activity in the allowance for credit losses and other revenue adjustments was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at December 31, 2021	$49,309
Current period provision for expected credit losses	28,409
Write-offs and other adjustments charged against the allowance, net of recoveries	(27,353)
Refunds paid	(2,746)
Balance at March 31, 2022	$47,619
Current period provision for expected credit losses	23,910
Write-offs and other adjustments charged against the allowance, net of recoveries	(23,247)
Refunds paid	(3,379)
Balance at June 30, 2022	$44,903
Current period provision for expected credit losses and other revenue adjustments	20,909
Write-offs and other adjustments charged against the allowance, net of recoveries	(24,010)
Refunds paid	(3,269)
Balance at September 30, 2022	$38,533

As of September 30, 2022 and December 31, 2021 approximately 33,965 and $43,097 related to implicit price concessions and cancellation and adjustment reserves is included in net receivables, respectively, and $4,567 and $6,212 related to refund reserves is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the interim condensed consolidated statements of operations upon shipment. The Company incurred approximately $4,117, $4,901, $14,055, and $17,578 in outsourced shipping expenses for the three and nine months ended September 30, 2022 and 2021, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three and nine months ended September 30, 2022 and 2021, the Company incurred marketing, selling, and advertising costs of $58,212, $96,175, $226,114, and $289,241, respectively.

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

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$5,132	$6,679	$16,651	$20,608
Marketing and selling expenses	715	1,340	2,541	4,384
General and administrative expenses	13,266	10,467	38,417	26,663
Total	$19,113	$18,486	$57,609	$51,655

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $813,125 and $747,500 in borrowings under its debt facilities (as discussed in Note 9) as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

interests of these instruments (Level 2). As of September 30, 2022, the fair value of the debt facility was approximately $82,225 compared to its carrying value of $733,077. The Company entered into a 2022 HPS Credit Facility on April 27, 2022. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings under its debt facilities approximates fair value for each period reported.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at September 30, 2022 or December 31, 2021, or net revenue for the three and nine months ended September 30, 2022 and 2021.

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the interim condensed consolidated balance sheets and are amortized over a three-year to five-year period. During the three and nine months ended September 30, 2022 and 2021, the Company capitalized $4,615, $4,135, $13,389, and $12,436, respectively, of internally developed software costs. Amortization expense for internally developed software was $7,607, $5,686, $20,299, and $12,433 for the three and nine months ended September 30, 2022, and 2021, respectively.

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

Note 3—Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$14,965	$14,662
Finished goods	29,277	26,141
Total inventories	$44,242	$40,803

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$11,599	$11,496
Deposits to vendors	5,515	5,443
Other	3,971	580
Total prepaid and other current assets	$21,085	$17,519
Prepaid expenses, non-current	$1,324	$1,911
Deposits to vendors, non-current	725	967
Indefinite-lived intangible assets	7,897	7,155
Other intangible assets, net	2,238	2,458
Investments and other	7,000	2,989
Total other assets	$19,184	$15,480

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the remaining useful life and carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three and nine months ended September 30, 2022, or 2021.

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes during the three and nine months ended September 30, 2022 resulting in one-time charges of $3,366 and $19,298, respectively. These charges were primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. Incentive retention payments will generally vest over a 12 month period ending March 2023 and were provided to certain team members as a result of the restructuring. The Company expects to incur approximately $3,000- $5,000 in restructuring expenses during fourth quarter in 2022. The Company will continue to operate in and scale its presence in the United States, Canada, United Kingdom, Ireland, France and Australia. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$197	$—	$1,429	$—
Impairment of operating lease right of use assets	—	1,378	—	1,378
	$197	$1,378	$1,429	$1,378
Restructuring and other related charges:
Impairment of inventory	$—	$—	$643	$—
Short-term lease termination fees	8	—	266	—
Other expenses including personnel related costs such as severance and retention	3,161	95	16,960	1,759
	$3,169	$95	$17,869	$1,759

The balance of the unpaid accruals for the restructuring programs recorded in the interim condensed consolidated balance sheet as of September 30, 2022 was $32 in accrued liabilities. The balance of paid unearned expense for the restructuring programs recorded in the interim condensed consolidated balance sheet as of September 30, 2022 was $3,664 in prepaid expenses and other current assets.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	September 30,	December 31,
	2022	2021
Lab and SmileShop equipment	$120,402	$118,320
Computer equipment and software	219,849	178,508
Leasehold improvements	35,246	36,474
Furniture and fixtures	13,803	13,321
Vehicles	6,861	8,018
Construction in progress	10,406	23,182
	406,567	377,823
Less: accumulated depreciation	(204,053)	(150,622)
Property, plant and equipment, net	$202,514	$227,201

The carrying values of assets under finance leases were $4,148 and $10,163 as of September 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $20,666 and $18,013, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2022	2021
Accrued marketing and selling costs	$21,461	$37,883
Accrued payroll and payroll related expenses	23,510	15,829
Accrued sales tax and related costs	5,687	8,769
Other	35,600	59,585
Total accrued liabilities	$86,258	$122,066

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

The Company recorded an income tax expense (benefit) of $739 and $(468) for three and nine months ended September 30, 2022 compared to an income tax expense (benefit) of $(119) and $1,576 during the three and nine months ended September 30, 2021, respectively. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Note 9—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	September 30,	December 31,
	2022	2021
2026 Convertible Senior Notes, net of unamortized financing costs $14,423 and $17,527, respectively	$733,077	$729,973
2022 HPS Credit Facility, net of unamortized financing costs of $1,259	55,087	—
Finance lease obligations	4,217	10,997
Total debt	792,381	740,970
Less current portion	(4,217)	(10,997)
Total long-term debt	$788,164	$729,973

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

The Company recorded $21,391 related to deferred financing costs of the Notes. For three and nine months ended September 30, 2022, the Company amortized under the effective interest rate method $1,076 and $3,189 of deferred financing costs, respectively.

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

The Company used approximately $69,518 of the net proceeds from the Notes to fund the cost of entering into the capped call transactions described below. The Company used a portion of the remainder of the net proceeds from the offering to repay amounts owed under the 2020 HPS Credit Facility.

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

2020 HPS Credit Facility

In May 2020, SDC U.S. SmilePay SPV (“SPV”), a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400,000, net of original issue discount of $12,000 (the “2020 HPS Credit Facility”). On March 29, 2021, the 2020 HPS Credit Facility was paid in full and terminated. In connection with the repayment, the unamortized loan costs, the unaccreted warrant value, and the prepayment fee described above are recorded as a loss on extinguishment of debt in the accompanying interim condensed consolidated statements of operations.

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

The Company recorded $5,426 for deferred financing costs of the 2022 HPS Credit Facility. Of the $5,426 deferred financing costs, $3,888 is associated with the unused loan commitment amount and is presented as “Other assets” in the accompanying interim condensed consolidated balance sheets. The remaining costs of $1,539 are amortized over the term of the loan. During the three and nine months ended September 30, 2022, the Company amortized under the effective interest rate method $71 and $124 of deferred financing costs, respectively.

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

Subject to certain exceptions, the Loan Agreement is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the Loan Agreement plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the Loan Agreement. As of September 30, 2022, the Company had $195,315 of its receivable collateralized as part of the 2022 HPS Credit Facility.

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

As of September 30, 2022, the Company had $65,625 outstanding including the original discount of $10,200 and was in compliance with all covenants in the 2022 HPS Credit Facility.

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

Align Redemption Promissory Note

In connection with the required redemption of Align’s 20,710 Pre-IPO Units described in Note 15, the Company entered into a promissory note with Align Technology, Inc. (“Align”). Under the terms of the promissory note, the Company was scheduled to make monthly payments of $2,311 to Align through March 2021. The promissory note bore annual interest of 2.52% which is included in the interim condensed consolidated statement of operations. As of September 30, 2022, the Company has $0 outstanding under this promissory note.

Future Maturities

Annual future maturities of long-term debt, excluding finance lease obligations, and unamortized financing costs, are as follows:

	2022 HPS Credit Facility	2026 Convertible Senior Notes	Total
2022 (remaining)	$—	$—	$—
2023	—	—	$—
2024	—	—	$—
2025	65,625	—	$65,625
2026	—	747,500	$747,500
Total	$65,625	$747,500	$813,125

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of September 30, 2022, SDC Inc. had 121,420,358 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of September 30, 2022, SDC Inc. had a 31.1% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the three months and nine months ended September 30, 2022 and 2021. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Number of Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,664,122	$22.70	7.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(239,131)	23.00	—	—
Outstanding at September 30, 2022	1,424,991	$22.65	7.0	$—
Exercisable at September 30, 2022	1,387,491	$22.91	7.0	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants during the nine months ended September 30, 2022.

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

Non-IBA Restricted Stock Units

The Company granted RSUs to certain team members that generally vest annually over two to four years or after four years from the date of grant, subject to the recipient’s continued employment or service to the Company through each vesting date.

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	4,837,161	$15.53
Granted	27,712,695	$2.23
Vested	(1,623,471)	$12.89
Forfeited	(4,140,272)	$4.60
RSUs outstanding, September 30, 2022	26,786,113	$2.83

As of September 30, 2022, unrecognized RSUs compensation expense was $61,602. This expense is expected to be recognized over a weighted average period of 2.9 years.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $7,693, $10,492, $21,559, and $37,659 for the three and nine months ended September 30, 2022 and 2021, respectively. Amounts are included in general and administrative expense on the interim condensed consolidated statements of operations.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(69,732)	$(89,383)	$(208,422)	$(240,285)
Less: Net loss attributable to noncontrolling interests	(48,058)	(61,991)	(143,862)	(167,104)
Net loss attributable to SDC Inc. - basic	(21,674)	(27,392)	(64,560)	(73,181)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(48,058)	(61,991)	(143,862)	(167,104)
Net loss attributable to SDC Inc. - diluted	$(69,732)	$(89,383)	$(208,422)	$(240,285)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	121,163,578	118,918,072	120,729,146	118,081,711
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	268,823,501	269,243,501	268,925,186	269,472,914
Weighted average shares of Class A common stock outstanding - diluted	389,987,079	388,161,573	389,654,332	387,554,625

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.18)	$(0.23)	$(0.53)	$(0.62)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.18)	$(0.23)	$(0.53)	$(0.62)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	1,424,991	1,729,339	1,424,991	1,729,339
Restricted Stock Units	26,786,113	5,400,364	26,786,113	5,400,364
Warrants	3,889,575	3,889,575	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822	41,389,822	41,389,822
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

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three and nine months ended September 30, 2022 and 2021, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $707, $759, $2,261 and $2,359 to the 401(k) plan for the three and nine months ended September 30, 2022 and 2021, respectively.

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $1,013, $1,544, $5,545 and $4,806 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Discovery will therefore now commence in these proceedings. On October 24, 2022, the Plaintiffs in this action filed a motion to intervene in the State Court action for purposes of discovery and settlement.

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

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court stayed the consumer claims pending the appeal. On June 25, 2021, the appellate court reversed the district court and remanded with instructions to order the intervening plaintiff to mandatory binding arbitration. On September 20, 2022, the administrative AAA arbitrator confirmed that the consumer claims are subject to binding arbitration on an individual basis. All remaining consumer claims remain stayed. On October 13, 2021, the Court entered an Amended Scheduling Order, effectively staying merits discovery on the provider plaintiff claims, and setting deadlines of March 30, 2022, to complete class certification fact discovery and September 2, 2022, to complete briefing on motions regarding class certification. Class certification fact discovery was substantially completed on March 30, 2022 with the briefing on class certification currently stayed pending further discovery being sought by the Company. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.

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

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims. Briefing on the Company’s motion for leave to file its amended Complaint is now complete and the Court has not yet determined whether oral arguments will be heard.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

On August 27, 2020, Align filed an arbitration demand against SDC alleging that SDC breached the Amended and Restated Supply Agreement between the parties and SDC, subsequently, filed counterclaims against Align alleging breaches by Align under the Agreement. The arbitration is proceeding in two phases to address the parties’ claims. The hearing on the initial phase addressing Align’s claims and one of SDC’s counterclaims occurred in July 2022 with the second phase of the arbitration addressing the balance of SDC’s counter claims set for hearing in February 2023. On October 27, 2022, the arbitrator issued an interim award against SDC on certain of Align’s claims, specifically stating that it was not final award, and that final award would be issued after the second phase of the arbitration and subsequent proceedings on attorneys’ fees, interest, and costs. A final award against SDC in this arbitration could be material to our financial statements. SDC intends to vigorously defend its position in this arbitration.

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement (“TRA”) until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three and nine months ended September 30, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $24,800 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For both three and nine months ended September 30, 2022, approximately 84.1% of the

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	North America	Rest of World	Total
Revenue	$87,164	$19,606	$106,770

Net loss before provision for income tax expense (benefit)	$(54,352)	$(14,641)	$(68,993)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$16,064	$3,049	$19,113
Interest expense	5,342	18	5,360
Lease abandonment and impairment of long-lived assets	233	(36)	197
Restructuring and other related costs	2,173	996	3,169
Equity-based compensation	6,727	966	7,693
Other non-operating general and administrative losses	1,874	1,914	3,788
Adjusted EBITDA	$(21,939)	$(7,734)	$(29,673)

	Nine Months Ended September 30, 2022
	North America	Rest of World	Total
Revenue	$323,213	$60,999	$384,212

Net loss before provision for income tax expense (benefit)	$(157,413)	$(51,477)	$(208,890)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$48,415	$9,194	$57,609
Interest expense	11,318	52	11,370
Lease abandonment and impairment of long-lived assets	233	1,196	1,429
Restructuring and other related costs	13,497	4,372	17,869
Equity-based compensation	18,683	2,876	21,559
Other non-operating general and administrative losses	7,116	4,662	11,778
Adjusted EBITDA	$(58,151)	$(29,125)	$(87,276)

	Three Months Ended September 30, 2021
	North America	Rest of World	Total
Revenue	$111,004	$26,679	$137,683

Net loss before provision for income tax expense (benefit)	$(60,984)	$(28,518)	$(89,502)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$15,363	$3,123	$18,486
Interest expense	1,767	5	1,772
Lease abandonment and impairment of long-lived assets	1,378	—	1,378
Restructuring and other related costs	95	—	95
Equity-based compensation	8,512	1,980	10,492
Other non-operating general and administrative losses	404	2,860	3,264
Adjusted EBITDA	$(33,465)	$(20,550)	$(54,015)

	Nine Months Ended September 30, 2021
	North America	Rest of World	Total
Revenue	$422,755	$88,570	$511,325

Net loss before provision for income tax expense (benefit)	$(180,594)	$(58,115)	$(238,709)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$43,288	$8,367	$51,655
Interest expense	21,256	21	21,277
Lease abandonment and impairment of long-lived assets	1,378	—	1,378
Restructuring and other related costs	1,698	61	1,759
Loss on extinguishment of debt	47,631	—	47,631
Equity-based compensation	31,741	5,918	37,659
Other non-operating general and administrative losses	2,599	3,178	5,777
Adjusted EBITDA	$(31,003)	$(40,570)	$(71,573)

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

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended September 30, 2022 and 2021, we shipped 52,367 and 69,906 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted member.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended September 30, 2022 and 2021 was $1,902 and $1,900, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select members.

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

In connection with these operational changes, we suspended operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. We continue to operate in and scale our presence in the United States, Canada, United Kingdom, Ireland, France and Australia. As a result of these changes, we underwent a reduction in workforce to right-size our operating structure so it is tailored to the countries in which we continue to operate. During the first nine months of fiscal 2022, we incurred one-time charges of approximately $19.3 million, primarily associated with the right-sizing exercise and exiting the above markets.

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

COVID-19 pandemic and macroeconomic environment

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 47% of our clear aligner sales originating from impression kits during the third quarter of fiscal 2022. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new members, including higher income customers, and controlled growth, each as more specifically discussed below. We will also continue to evaluate our business due to the negative macroeconomic environment impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

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

Efficient acquisition of new members

•Visits to our website: During the third quarter of 2022, we averaged approximately 2-3 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

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

•Referrals: During the third quarter of 2022, we remained strong on our member experience with referrals reaching 21% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our member referrals.

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

Continued investment in controlled growth

We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. These investments include technological advancements that allow us to serve more customers, improve the customer experience and create efficiencies across our organization. Our key growth initiatives include enhancing our existing product platform; including to improve conversion rate; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; expanding our reach through the professional channel; and expanding our market share with more traditional, higher income customers of clear aligner therapy. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our existing SmileShop network and Partner Network, comprised of affiliated dentist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our strategy.

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

Financing revenue includes interest earned on SmilePay aligner orders shipped in prior periods. Our average APR is approximately 21%, which is included in the monthly payment.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations Data:
Total revenues	$106,770	$137,683	$384,212	$511,325
Cost of revenues	31,995	39,412	109,136	133,233
Gross profit	74,775	98,271	275,076	378,092
Marketing and selling expenses	58,212	96,175	226,114	289,241
General and administrative expenses	75,507	85,658	218,620	251,778
Lease abandonment and impairment of long-lived assets	197	1,378	1,429	1,378
Restructuring and other related costs	3,169	95	17,869	1,759
Loss from operations	(62,310)	(85,035)	(188,956)	(166,064)
Total interest expense	5,360	1,772	11,370	21,277
Loss on extinguishment of debt	—	—	—	47,631
Other expense	1,323	2,695	8,564	3,737
Net loss before provision for income tax expense (benefit)	(68,993)	(89,502)	(208,890)	(238,709)
Provision for income tax expense (benefit)	739	(119)	(468)	1,576
Net loss	(69,732)	(89,383)	(208,422)	(240,285)
Net loss attributable to non-controlling interest	(48,058)	(61,991)	(143,862)	(167,104)
Net loss attributable to SDC Inc.	$(21,674)	$(27,392)	$(64,560)	$(73,181)
Other Data:
Adjusted EBITDA	$(29,673)	$(54,015)	$(87,276)	$(71,573)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(69,732)	$(89,383)	$(208,422)	$(240,285)
Depreciation and amortization	19,113	18,486	57,609	51,655
Total interest expense	5,360	1,772	11,370	21,277
Income tax expense (benefit)	739	(119)	(468)	1,576
Lease abandonment and impairment of long-lived assets	197	1,378	1,429	1,378
Restructuring and other related costs	3,169	95	17,869	1,759
Loss on extinguishment of debt	—	—	—	47,631
Equity-based compensation	7,693	10,492	21,559	37,659
Other non-operating general and administrative losses	3,788	3,264	11,778	5,777
Adjusted EBITDA	$(29,673)	$(54,015)	$(87,276)	$(71,573)

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenues

Revenues decreased $30.9 million, or 22.5%, to $106.8 million in the three months ended September 30, 2022 from $137.7 million in the three months ended September 30, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

Revenues decreased $127.1 million, or 24.9%, to $384.2 million in the nine months ended September 30, 2022 from $511.3 million in the nine months ended September 30, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the nine months ended September 30, 2022 and 2021, revenues for the U.S. and Canada were approximately $323.2 million and $422.8 million, or 84.1% and 82.7% of total revenues, respectively, and revenues for the rest of world were approximately $61.0 million and $88.6 million, or 15.9% and 17.3%, respectively.

Cost of revenues

Cost of revenues decreased $7.4 million, or 18.8%, to $32.0 million in the three months ended September 30, 2022 from $39.4 million in the three months ended September 30, 2021. Cost of revenues increased as a percentage of revenues from 28.6% in the three months ended September 30, 2021 to 30.0% in the three months ended September 30, 2022. The increase in cost of revenues as a percentage of revenue is primarily due to the deleveraging of fixed costs in our manufacturing process as a result of the lower aligner sales for the current quarter when compared to the prior year. The decrease in overall costs of revenues in the current year period as compared to the prior year period is primarily due to producing a lower number of aligners in the current year period.

Gross margin decreased to 70.0% in the three months ended September 30, 2022 from 71.4% in the three months ended September 30, 2021, primarily as a result of the factors described above.

Cost of revenues decreased $24.1 million, or 18.1%, to $109.1 million in the nine months ended September 30, 2022 from $133.2 million in the nine months ended September 30, 2021, primarily as a result of the factors described above.

Marketing and selling expenses

Marketing and selling expenses decreased $38.0 million to $58.2 million or 54.5% of revenue in the three months ended September 30, 2022 compared to $96.2 million or 69.9% of revenue in the three months ended September 30, 2021. The decrease in marketing and selling expense in both dollars and as a percentage of revenue was primarily due to the exit of certain foreign markets at the beginning of the year and the foc    us on marketing efficiency as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

Marketing and selling expenses as a percentage of revenues increased to 58.9% in the nine months ended September 30, 2022 from 56.6% in the nine months ended September 30, 2021 primarily due to the lower sales recognized in the current year as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

General and administrative expenses

General and administrative expenses decreased $10.2 million, or 11.9%, to $75.5 million in the three months ended September 30, 2022 from $85.7 million in the three months ended September 30, 2021. The decrease was primarily due to lower personnel and administrative costs as a result of cost control measures put in place at the beginning of the year and lower stock-based compensation costs as a result of forfeitures resulting from management team member and changes resulting from restructuring activities. This decrease was partially offset by higher depreciation and amortization costs as a result of the investments we have made in the business over the last year. As a percent of revenue, general and administrative expenses increased from 62.2% in the three months ended September 30, 2021 to 70.7% in the three months ended September 30, 2022, primarily due to the deleveraging of fixed costs associated with the decrease in revenue compared to the prior year period.

General and administrative expenses decreased $33.2 million, or 13.2%, to $218.6 million in the nine months ended September 30, 2022 from $251.8 million in the nine months ended September 30, 2021 due to the reasons discussed above.

Lease abandonment, impairment of long-lived assets and other store closure and related charges

Lease abandonment, impairment of long-lived assets and other related charges were $3.4 million and $19.3 million in the three and nine months ended September 30, 2022, respectively, compared to $1.5 million and $3.1 million in the three and nine months ended September 30, 2021. The charges in the current year are primarily associated with the strategic actions the Company undertook in January 2022, including right-sizing its operating structure as a result of suspending operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand to improve business performance.

In the nine months ended September 30, 2022, lease abandonment and impairment of long-lived assets were $1.4 million and restructuring and other related charges were $17.9 million which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes.

In the nine months ended September 30, 2021, lease abandonment and impairment of right-of-use assets were $1.4 million and restructuring and other related charges were $1.8 million, primarily associated with the closure and consolidation of a portion of our SmileShops. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic and increased inflation.

Interest expense

Interest expense increased $3.6 million, to $5.4 million in the three months ended September 30, 2022 from $1.8 million in the three months ended September 30, 2021, primarily due to initial borrowings under our 2022 HPS Credit Facility entered into on April 27, 2022.

Loss on extinguishment of debt

Loss on extinguishment of debt in the nine months ended September 30, 2021 was $47.6 million. The prior year expense was in conjunction with the payoff of the 2020 HPS Credit Facility on March 29, 2021. The cost was primarily made up of fees paid in connection with the termination of the 2020 HPS Credit Facility and unamortized fees and warrant costs associated with the initiation of the transaction in fiscal 2020.

Other expense

Other expense was an expense of $1.3 million in the three months ended September 30, 2022 compared to expense of $2.7 million in the three months ended September 30, 2021, primarily as a result of the impact of unrealized foreign currency translation adjustments on intercompany loan balances denominated in a foreign currency.

Provision for income tax expense (benefit)

Our provision for income tax expense was $0.7 million and income tax benefit of $0.1 million for the three months ended September 30, 2022 and 2021, respectively.

Our provision for income tax benefit was $0.5 million and income tax expense was $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The current year benefit is primarily associated with return to provision adjustments.

Adjusted EBITDA

For the three months ended September 30, 2022, Adjusted EBITDA was negative $29.7 million compared to negative $54.0 million for the three months ended September 30, 2021. The improvement in Adjusted EBITDA was primarily due to cost control and restructuring initiatives instituted at the beginning of the year to reduce cash-burn and offset the decrease in aligner revenue as a result of the effects of the macroeconomic factors discussed previously. For the three months ended September 30, 2022, Adjusted EBITDA for the U.S. and Canada combined was a negative $21.9 million, and Adjusted EBITDA for the rest of world for the three months ended September 30, 2022 was negative $7.7 million.

Liquidity and Capital Resources

As of September 30, 2022, SDC Inc. had cash on hand of $120.2 million, an accumulated deficit of $359.9 million and had working capital of $190.3 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(106,704)	$(98,067)
Net cash used in investing activities	(40,168)	(70,284)
Net cash provided by financing activities	42,006	158,811
Effect of changes in exchange rates on cash and cash equivalents	187	464
Decrease in cash	(104,679)	(9,076)
Cash at beginning of period	224,860	316,724
Cash at end of period	$120,181	$307,648

Comparison of the nine months ended September 30, 2022 and 2021

As of September 30, 2022, we had $120.2 million in cash, a decrease of $187.5 million compared to $307.6 million as of September 30, 2021.

Cash used in operating activities increased to $106.7 million during the nine months ended September 30, 2022 compared to $98.1 million in the nine months ended September 30, 2021, or an increase of $8.6 million, primarily due to the increase in net loss during the period when adjusted for non-cash items, particularly the loss associated with the extinguishment of debt, partially offset by a reduction in uses of working capital when compared to the prior year.

Cash used in investing activities decreased to $40.2 million during the nine months ended September 30, 2022, compared to $70.3 million in the nine months ended September 30, 2021. The decrease in cash used in investing was primarily due to cost reduction activities including a more focused investment portfolio on near-term profit projects. Cash used in investing activities primarily consists of purchases of manufacturing automation equipment and investments in technology equipment and software.

Cash provided by financing activities was $42.0 million during the nine months ended September 30, 2022, compared to cash provided by financing activities of $158.8 million in the nine months ended September 30, 2021. Cash provided by financing activities during the nine months ended September 30, 2022 primarily consists of net borrowings under our long-term debt facility of $54.9 million offset by the payment of issuance costs, share purchase activity and the payment of financed leases. Cash provided by financing activities in the nine months ended September 30, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of $21.2 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the 2020 HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award.

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

Outstanding loans under the Loan Agreement bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. Subject to certain exceptions, the Loan Agreement is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the Loan Agreement are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the Loan Agreement plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the Loan Agreement. As of September 30, 2022, the Company had $65.6 million outstanding and was in compliance with all covenants in the Loan Agreement.

Convertible Senior Notes

On February 9, 2021 we issued $650.0 million principal amount of Notes and also granted the initial purchasers of the Notes an option to purchase up to an additional $97.5 million aggregate principal amount of the Notes. The sale of the Notes concluded on February 16, 2021, with the initial purchasers exercising their options in full to buy the additional Notes. The Notes were issued and governed by an indenture, dated February 9, 2021 (the “Indenture”), between us and Wilmington Trust, National Association, as trustee. Overall, we incurred $747.5 million principal amount of indebtedness as a result of this offering.

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

There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the quarter ended September 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Class A common stock could be delisted from Nasdaq, which would seriously harm the liquidity of our Class A common stock.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our Class A common stock from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•the liquidity and marketability of our Class A common stock;

•the market price of our Class A common stock;

•our ability to obtain financing for the continuation of our operations;

•the number of institutional and general investors that will consider investing in our Class A common stock;

•the number of market makers in our Class A common stock;

•the availability of information concerning the trading prices and volume of our Class A common stock; and

•the number of broker-dealers willing to execute trades in shares of our Class A common stock.

Our Class A common stock is currently trading below $1.00 per share, and if it closes below $1.00 per share for 30 consecutive business days, we no longer will be in compliance with the minimum bid price requirement pursuant to the Nasdaq Listing Rules (the “Minimum Bid Requirement”). If we fail to be in compliance with the Minimum Bid Requirement, we would be provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Class A common stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant our request for continued listing. We intend to monitor the closing bid price of our Class A common stock and consider our options to comply with the Minimum Bid Requirement.

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our Class A common stock to further decline.

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

SMILEDIRECTCLUB, INC.
(Registrant)

November 7, 2022	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2022	/s/ Troy Crawford
Date	Troy Crawford
Chief Financial Officer
(Principal Financial and Accounting Officer)