Form 10-K
period 2022-12-31
SmileDirectClub, Inc.
filed 2023-02-28
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.04 per share as reported on the NASDAQ Stock Market LLC on June 30, 2022 (the last business day of the Registrant’s most recently completed second quarter): $122,373,913.

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2023:

Class A Common Stock: 130,664,851
Class B Common Stock: 268,823,501

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of SmileDirectClub, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of SmileDirectClub, Inc. (“SmileDirectClub,” “Company,” “us,” “we,” or “our”) contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

•our ability to remain in compliance with our debt covenants;

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

Our clear aligner treatment addresses the large and underserved global orthodontics market. We are a leading player in this massive opportunity, and we believe that our aligner treatment can help over 90% of people with mild to moderate malocclusion achieve a better smile.

Our vertically integrated model enables us to solve critical problems around cost, convenience, and access to care. We offer professional-level service and high-quality clear aligners generally at a cost of $2,050, up to 60% less than traditional orthodontic solutions. We achieve these cost savings while maintaining high quality by removing the overhead cost of multiple in-person doctor visits and managing the entire customer experience, all the way from marketing to aligner manufacturing, fulfillment, treatment by a customer’s dentist or orthodontist, and facilitating remote clinical monitoring through completion of treatment, which is facilitated by our proprietary teledentistry platform. These efficiencies enable us to pass the cost savings directly to our customers and allow the dentists and orthodontists in our network to focus on what matters most: providing convenient access to excellent clinical care. To further democratize access to care, we offer customers the option of paying the entire cost of their treatment upfront or enrolling in our financing program, SmilePay, a convenient monthly payment plan. We also accept insurance and as of December 31, 2022, are in-network with UnitedHealthcare, Aetna, Anthem, Dominion National, Empire Blue Cross and MetLife, among others.

Our customer journey starts with any of several convenient options: a customer visits an office within our expanding collaborative model with the dentists and orthodontists in our existing network of affiliated dentists (“Partner Network”); books an appointment to receive a free, in-person 3D oral image of their teeth taken at any of our permanent SmileShops or popup locations across the U.S., Puerto Rico, Canada, Australia, the U.K., and Ireland; visits our website and requests an easy-to-use, doctor-prescribed impression kit, which is shipped directly to the customer’s home; or downloads the SmileDirectClub app to take an AI-driven 3D image of their teeth through which a customized treatment plan is created in minutes, now available in Australia and soon in other locations where SmileDirectClub operates. Using the image or impression, along with the other information collected from the customer, we create a preliminary custom treatment plan that demonstrates how the customer’s teeth will move during treatment. Next, through our telehealth platform, an appropriately licensed doctor within our network reviews the information collected from the customer, and determines if the customer is appropriate for treatment and if so finalizes and approves the customer’s treatment plan. If the customer is a good candidate for clear aligners and they decide to purchase, the licensed dentist or orthodontist issues the prescription for treatment and the manufacturing of the aligners. We then manufacture and ship the aligners directly to the customer. Through our telehealth platform, the treating doctor monitors the customer’s progress, requests additional information and/or clearances from the customer, and communicates seamlessly with the customer over the course of treatment. We also offer a suite of complementary oral care products, such as whitening kits, toothbrushes, toothpaste, a water flosser, SmileSpa and a variety of other oral care products to maintain a perfect smile.

More About Our Customer Journey

Through our customer-centric platform, we have disrupted the traditional orthodontics industry, and in the process have helped over 1,900,000 customers and growing. Our proprietary technology and platform give customers the ability to receive clinically safe and effective treatment but without the 3-times markup of our primary competitor.

Customers start their journey by visiting our website or downloading our mobile app, where they can learn about how our process works, read first-hand reviews from other customers, and view before and after photos. Customers then proceed with their journey through one of the following convenient options:

•In person at a Partner Network location: A customer visits a dentist office or books an appointment online to take a free, in-person 3D oral image of their teeth at one of 900+ Partner Network locations.

•In person at a SmileShop: A customer can use our website to easily book an appointment to take a free, in-person 3D oral image at any of our popup locations or permanent SmileShops across the U.S., Puerto Rico, Canada, Australia, the U.K., and Ireland. At the 30-minute appointment, one of our team members (“SmileGuides”) uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the customer’s smile.

•Remotely with our mobile app: A customer may download our mobile app to take a 3D image of their teeth which is uploaded to our proprietary AI platform to generate a preliminary treatment plan and demonstrate how the customer’s teeth may move and the length of time the treatment plan will take. The customer may then purchase their aligners, and visit a SmileShop for a final 3D scan or receive a doctor-prescribed impression kit shipped to their home, which is then returned to our facility for a final scan.

•Remotely with an impression kit: A customer may request an easy-to-use doctor prescribed impression kit online, which we ship directly to the customer pursuant to the prescription of a licensed doctor. Our impression kits are simple to use and can typically be completed by a customer within 30 minutes. The customer then returns their completed impression in a prepaid shipping box so that the impression can be scanned and digitized by our dental lab.

Once completed, the image or impression is used to create a digital map of the customer’s mouth, which our trained technicians use to create a draft custom treatment plan that contains the clinical protocols for how the customer’s teeth will move during treatment. The treatment plan is then sent to an appropriately licensed doctor in our network. Within 48 hours, the doctor reviews the treatment plan, together with the customer’s oral photos, dental and health history, and chief complaint, and, where appropriate, approves the customer’s clinical information and treatment plan and prescribes custom-made clear aligners. The appropriately licensed dentist may also request additional information before making any determination where required by international or state law or otherwise desired by the dentist, or reject the customer for treatment using our teledentistry platform.

At this point in the journey, we offer our customers two payment options to purchase the prescribed aligners: pay the full cost of treatment upfront or enroll in a convenient monthly payment plan that provides a flexible payment option to make our clear aligner treatment even more accessible (“SmilePay”). With a $250 down payment and an average monthly payment of only $89, SmilePay provides a more affordable option for those who cannot make the $2,050 full payment upfront.

Following a purchase, we manufacture and ship the full set of custom-made clear aligners directly to the customer. The average treatment lasts approximately six months. Once a customer begins treatment, the customer is required to upload photos and other information to our platform at least every 60 days for their treating doctor to review and order any touch-up aligners, as needed. In addition, we offer 24/7 access to care via our mobile app, website, chat, phone or email, and customers may request to connect with their treating doctor at any point in the journey and a video chat, phone or email touch base will be arranged.

As a testament to our confidence in the quality and efficacy of our product, we offer a Lifetime Smile Guarantee. Our Lifetime Smile Guarantee ensures a full refund if a customer is not satisfied for any reason within the first 30 days and a pro-rated refund, or additional aligners at no cost for further adjustment, if the customer is not satisfied at any point later in the process. As long as our customers are compliant with treatment protocols, we will guarantee their smile for life. We also offer a suite of complementary oral care products, such as whitening kits, toothbrushes, toothpaste, and other ancillary oral care products to maintain a perfect smile.

Throughout our customer journey, we are singularly focused on delivering an exceptional customer experience. We manage every customer touchpoint and communication, enabling us to continually refine and optimize the customer experience.

Our Strengths

We believe our strengths will allow us to maintain and extend our position as a leading clear aligner provider. Below is a summary of our key strengths:

Mission-driven brand with a positive customer experience

Our mission is to democratize access to a smile each and every person loves, and we strive to create the best possible experience doing so. Our commitment to a superior customer experience has produced an average net promoter score of 55 since inception. More than 66% of our customers surveyed are promoters of our SmileShop experience to friends and approximately 20% of our customers today come through referrals. We believe we enjoy the largest reach and presence on social media relative to our competitors, with over 665,000 likes on Facebook and over 478,000 followers on Instagram as of December 31, 2022. Clear aligners are a highly considered purchase, and our scale and customer satisfaction are important criteria that will enable us to maintain our position as the leading clear aligner provider.

Omni-channel presence with a large SmileShop and Partner Network footprint

With multiple options for customers to start their journey, we empower customers to choose how they would like to interact with us. If a customer chooses to order a doctor-prescribed impression kit, we will ship one directly to the customer. Alternatively, we have a network of over 125 SmileShops in the locations we operate, as well as partnerships with over 1,000 dental practices in our Partner Network across the U.S., Puerto Rico, Canada, Australia, the U.K., France and Ireland, which provide an in-person experience to customers who prefer that channel.

Our SmileShop locations give our customers more convenient ways to access care. Furthermore, our SmileShops and Partner Network locations require little capital investment, with minimal upfront capital expenditure.

Exclusive licensed doctor network across all 50 U.S. states, Puerto Rico, Canada, Australia, the U.K., France and Ireland

We have a network of over 200 orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, the U.K., France and Ireland, who are fully licensed across these jurisdictions to meet regulatory requirements, and we continue to successfully expand our doctor network to support our growth. In addition, we believe our domestic doctor network is sufficient to support our growth. The doctors in our network evaluate whether customers are viable candidates for clear aligner therapy and if they move forward with treatment, they are responsible for evaluating our customers’ progress throughout treatment and are available to answer any questions should customers need additional assistance.

SmilePay captive financing increases accessibility and reduces purchasing friction

SmilePay is a key element to democratizing access to care and removing price as a limiting factor for our customers. As of December 31, 2022, approximately 60% of our customers have elected to purchase our clear aligners using SmilePay, which does not require a credit check. With SmilePay, a $250 down payment is required up front, which covers the cost of manufacturing the aligners. The remaining cost is financed over 26 months at an average monthly cost of $89 per month. For the years ended December 31, 2022 and 2021, we offered SmilePay at an APR of approximately 21% and 20%, respectively, which had an associated delinquency rate of approximately 11% and 9% of revenue for the years ended December 31, 2022 and 2021, respectively. We believe SmilePay, as a captive offering, reduces purchasing friction by removing the complex third-party financing process, resulting in higher conversion and a better overall customer experience.

Vertical integration powered by our proprietary teledentistry platform allows us to optimize every step of the customer journey

We are the first clear aligner company to build a scalable, integrated technology platform and doctor network for teledentistry. We manage the entire end-to-end process in a customer’s journey, from the moment a customer visits the website or mobile app; all the way through aligner manufacturing, fulfillment, and treatment monitoring by a customer’s doctor through completion of his or her treatment. Our proprietary platform supports rapid and efficient communication between our customers and their treating doctors, and the clinical and customer care teams.

Managing the customer journey from start to finish provides us with a comprehensive understanding of our customers and enables us to provide personalized, data-driven insights. It also enables us to quickly test and pilot new solutions and rapidly implement changes to our platform in order to deliver the best outcome for our customers and our business.

Our expertise in leveraging data and process engineering allows us to continually evolve how we interact with our customers.

Our Growth Strategy

Our mission is to provide everyone with a smile they love. We accomplish this by democratizing access to more affordable and convenient orthodontic care. We believe there is significant opportunity to further grow our customer base. We have helped over 1,900,000 customers out of a worldwide opportunity of approximately 500 million customers. We plan to grow by continuing to pursue the following key growth strategies:

Increase demand and conversion

Given that we have captured less than 1% of the total market opportunity, we plan to grow our customer base by continuing to focus our marketing efforts on the approximately 85% of people globally who have malocclusion.

Our process engineering expertise, along with our meticulous attention to each step of the customer experience, enables us to continually improve conversion at each of the hundreds of touchpoints throughout the customer journey. We have been able to accomplish these improvements in conversion through our customer relationship management (“CRM”) strategies, educational efforts, technology advancements, and data-driven insights.

We see significant opportunity to continue increasing overall demand for our products and improving conversion at every touchpoint across our customer acquisition funnel.

Successfully target higher income customers

There are approximately 20 million annual world-wide case starts for traditional clear aligners and wires and brackets. We estimate that the average cost for these traditional cases is between $6,000 to $8,000, or approximately three times our offering at approximately $2,050. Given our relative price positioning in the market, we believe our growth has largely come from expanding the market by making teeth straightening more accessible to non-traditional, lower income consumers that would not typically be able to afford the $6,000 to $8,000 price of traditional teeth straightening offerings. We believe the higher income traditional consumer makes greater than $125,000 per year and presents a significant growth opportunity for us by successfully gaining share from traditional suppliers in the space.

Higher income consumers purchasing for teens represents the largest market opportunity for our brand. Teens are approximately 75% of case starts annually, but currently make up only approximately 7% of SmileDirectClub customers.

Creation of new aligner products and technology

In 2020, we launched our innovative Nighttime Clear Aligner product into the U.S. market and our international markets.

This proprietary new product, which requires only 10 hours of nightly wear, enables us to expand our market to customers who are unwilling or unable to wear aligners for the 22-hour daily wear cycle typically required with traditional clear aligner therapy.

In 2021, we launched our Comfort Sense technology featuring our patented laser technology that precision-cuts our aligners for a smoother fit, which, combined with the variable thicknesses of the aligners and doctor-prescribed and monitored treatment plans that start with lighter movements to ease customers into treatment, all results with a more comfortable fit and treatment for our customers. We also launched our new treatment planning system, SmileOS, in 2021. This next generation proprietary treatment planning software enables our network of appropriately licensed doctors to treat more patients, more accurately predict tooth movements, and better visualize their patients’ treatments.

In 2023, we will launch our CarePlus aligner offering, which utilizes our growing Partner Network to offer customers the opportunity to begin their journey in the dentist’s chair and continue their treatment through our teledentistry platform or have the opportunity to interact in person with their treating dentist when needed. The product is designed with the higher income customer and teen market in mind, delivering a hybrid approach to remote and in-person care at an affordable price and with a higher touch concierge-level of professional support than our traditional aligners. The CarePlus offering will be priced at $3,900 with a pilot program launching in the first quarter of 2023 and an anticipated further rollout in the second half of 2023.

This year will also see the global rollout of our innovative AI-driven SmileMaker Platform, which uses mobile technology to create an initial 3D image of the teeth and treatment plan, giving customers an instant preview of their aligner journey and treatment length, and condensing the path to purchase. This technology may be used for further applications to enable more precise monitoring of the teeth straightening process in the near future, driving the potential to deliver more precise tooth movement through more real time monitoring of the process as well as increased wear compliance and decreased need for mid-course corrections or refinements.

Expand reach through growth in the Professional Channel

In response to market demand and requests by dentists and orthodontists, we have focused and grown our collaborative model with the dentists and orthodontists in our existing network of affiliated dentists (“Partner Network”). The collaborative model enables patients who wish to start their customer journey in a regular dentist office to do just that.  Their regular dentist’s office will collect the same patient information that our SmileShops and popup locations collect for subsequent review and assessment by one of the dentists or orthodontists in our affiliated network. We currently have more than 1,000 affiliated dental practices in our Partner Network.

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

Retail partnerships and adjacent product expansions

Our business model introduces us to customers with a lifetime need for oral care. After treatment, our customers have a smile they are proud of and intent on maintaining. Because teeth are often prone to revert back to pre-treatment positioning, we offer our customers retainer options. In addition, customers after treatment are more interested in overall oral care and looking for products such as whitening and cleaning that help them protect the investment they made in their smile through treatment. These highly complementary offerings allow us to build a recurring revenue stream that furthers the investments we are making in our customers on the front end by expanding their lifetime value to us as a customer.

Oral care is a highly competitive space, so we remain focused on developing our brand of innovative products to drive awareness, trial and repeat purchases through a diverse portfolio of differentiated oral care products. For instance, we have developed products to further penetrate the oral care market such as retainers, toothbrushes, toothpaste, water flosser, SmileSpa, lip balm, MoveMints, BrightOn premium whitening, and an LED accelerator light to address our customers’ oral care needs, along with many other oral care products. We believe that our growing suite of products will lengthen our relationship with our customers and enhance our recurring stream of revenue.

In February 2022, we launched our Sensitivity Whitening Kit, broadening our award-winning whitening portfolio by introducing a product designed for those with sensitive teeth. In 2022, we announced the launch of our Fast-Dissolving Whitening Strips. Our whitening strips compete directly with the largest platform in the whitening category. In addition, we launched the first-to-market Stain Barrier pen that is a proactive treatment to help shield against staining beverages such as coffee, tea, and wine. These launches effectively further the brand’s reputation as an innovative oral care provider with products that are designed to meet the customer’s needs.
As our brand continues to grow through innovative new product launches, we anticipate the customer relationships we have developed through oral care will transfer over to teeth straightening when the customer is ready to start their journey.

Leverage data science and technology

With over 1,900,000 customers helped to date, we have one of the largest repositories of data in the oral care sector. Using this data and artificial intelligence, along with other technologies, we believe we can enhance our existing offerings, improve our manufacturing, and produce new products. We will leverage this same information and technology to enhance our products and to develop and introduce new products.

Expand Business Partnerships

We are party to standard in-network insurance coverage agreements with UnitedHealthcare, Aetna, Anthem, Dominion National, Empire Blue Cross and MetLife, among others, to include coverage for our aligners on an in-network basis, which means our customers who participate in these plans can obtain treatment at a lower out-of-pocket cost, after insurance coverage and negotiated discounts, and do not need to retroactively submit for reimbursement. These agreements have decreased the upfront cost to our customers and further streamline the complete revenue cycle management process, from eligibility check to payment posting. We are currently negotiating with other large insurance companies for similar arrangements. In addition, we are currently negotiating other business partnerships, such as corporate SmileDays and corporate discount programs, among others.

Sales and Marketing

Our management team has substantial experience successfully marketing direct-to-consumer brands. We market our aligners and other products through an omni-channel approach supported by media mix modeling (“MMM”). Our marketing approach focuses on both offline activities such as television and online digital marketing as well as campaigns directly targeted at the higher income customer market.

Treatment Plan Design and Aligner Manufacturing

We produce customized aligners based on a doctor’s review of a customer’s dental and health history, chief concern, photographs, and a 3D image of the customer’s mouth resulting from receiving a digital scan or physical impression. To produce the customized aligners, we have developed a number of proprietary processes and technologies, including complex software solutions, laser, destructive and white light scanning techniques, stereolithography, 3D printing, and thermoforming. Our manufacturing is performed by Access Dental Lab, LLC, our wholly owned subsidiary.

Treatment plan design

Customers have the option of booking an appointment to take a free, in-person 3D oral image at any of our Partner Network locations, SmileShops or popup locations, where one of our SmileGuides uses a handheld oral camera that takes approximately 6,000 photos per second to create a highly detailed digital map of the customer’s smile, or requesting one of our easy-to-use impression kits online and returning their completed impression to our manufacturing facility, or visit a dentist participating in our collaborative model network to obtain a free, 3D oral scan or have physical impressions taken. Our trained technicians then use the image or impression to create a draft custom treatment plan that contains the clinical protocols for how the customer’s teeth will move during treatment. The rules that govern the clinical protocols are contained within our proprietary software that is specifically designed for our aligners. Lastly, prior to a locally licensed dentist in our network reviewing the case, all treatment plans go through a quality review with our doctors in Costa Rica.

Initial treatment plan design is conducted primarily at our facilities in San Jose, Costa Rica. Costa Rica’s status as one of the Americas’ leading nations for dental education and expertise enables us to recruit and employ highly qualified personnel in our treatment plan setup facilities.

After the treatment plan has been designed, a dentist or orthodontist licensed in the customer’s state, or appropriate international jurisdiction, as the case may be, reviews the customer’s oral photos, dental and health history, chief concern, treatment plan, and, when required or deemed appropriate by the treating doctor, x-rays or other bone imaging suitable for orthodontia, to make an independent initial determination of the customer’s suitability for clear aligner treatment. The treating doctor can then approve the treatment plan and prescribe the customer’s clear aligners, request additional information from the customer or clearances from the customer’s dentist prior to making a determination on treatment, decline the customer as a candidate for clear aligners, typically due to an oral health concern or the complexity of the case, or return it to the treatment plan setup team for specified adjustments prior to final approval.

Lastly, we have an extensive team responsible for reviewing every aligner that is manufactured prior to shipping and maintaining compliance with U.S. Food and Drug Administration (the “FDA”) and other applicable regulations to help ensure a high level of quality in our final product.

Aligner manufacturing

Our aligners are manufactured at our facilities in Antioch, Tennessee, where we employ approximately 400 team members. Every order is custom made, and we believe the complexity inherent in producing our highly customized aligners in large volumes is a barrier to potential competitors. We continue to make significant advances in manufacturing automation to improve quality and reduce cost, and we expect to automate additional manufacturing functions in the future.

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

Doctor Network

We have a proprietary network of more than 200 appropriately licensed orthodontists and general dentists across the U.S., Puerto Rico, Canada, Australia, the U.K., France and Ireland. We recruit doctors with the appropriate licenses across jurisdictions to meet regulatory requirements and continue to expand our network to support our growth. In addition to being in good standing in the jurisdictions where each doctor is licensed to practice dentistry, doctors in our network must have at least 4 years’ experience in treating patients with clear aligner therapy in a traditional bricks and mortar setting. Doctors in our network review customer records, evaluate candidacy for treatment, review, refine and approve treatment plans, prescribe clear aligners, communicate with customers, review case progress, order any necessary treatment plan modifications, and are available to answer any questions should customers need additional assistance. As we expand, we will expand our doctor network with appropriately licensed professionals.

Comprehensive Customer Care

We provide comprehensive 24/7 customer care to our customers through a variety of communication channels, including our website, video, phone, chat, email and social media as well as self-guided resources such as knowledge-based and how-to videos and articles on our website. We have a dedicated team of approximately 300 customer care team members in Nashville and Costa Rica, including general customer care team members, an advanced customer care team to address more complex questions, and a clinical customer care team of certified dental professionals available to answer clinical questions. In addition, each customer’s treating doctor is available to answer clinical questions as needed or when requested by the customer or the treating doctor.

We believe that providing timely, responsive support and educational content to our customers helps foster an ongoing engagement that builds loyalty to our brand and also enables us to understand customer needs as they evolve. Our customer community serves as an efficient and engaging platform through which we can deliver customer care and receive feedback from customers. We gather and analyze user feedback from all platforms to help inform our design and engineering teams on future enhancements to our products and services. As our customer base grows in new geographies, we will continue to focus on building a scalable support infrastructure that enables our customers to engage with us through the channel that is most convenient and efficient for their needs.

SmileCheck

Our customer data is stored in our SmileCheck platform, a proprietary data repository for medical records, business transactions, and customer communications. SmileCheck supports rapid uniform access to, and use of, customer information across any internet-connected device.

From a customer’s standpoint, SmileCheck powers a user-friendly online portal that allows for easy remote access to treatment plan information, SmilePay account details and communications on a convenient, integrated platform that can be accessed whenever and wherever customers choose. SmileCheck facilitates real-time, remote sharing of treatment data between our customers and their treating doctors, thus avoiding inconvenient, in-person doctor visits. In lieu of in-person visits, customers are required to upload dental photos to SmileCheck at least every 60 days, in addition to other information, so that their treating doctor may review their progress.

Our doctor network also uses SmileCheck for case assignment and management. Our software automatically connects each customer’s case to a doctor licensed in that customer’s state, or appropriate international jurisdiction, as the case may be. Once a case is accepted by the appropriate doctor, that doctor is able to study the customers’ records, request additional information and/or clearances, review, refine, and approve treatment plans, prescribe clear aligners, communicate with customers, assess case progress and order any necessary treatment plan modifications, all via SmileCheck.

Research and Development

We have a research and development team with medical device development, dental/orthodontic, data science and other innovation focused backgrounds. Our research and development efforts are primarily focused on new product development for orthodontic and ancillary oral care products as well as data science and manufacturing automation.

Intellectual Property

We have more than 40 issued U.S. patents, and numerous pending U.S. and global patent applications. These patents and applications cover critical aspects of our process, including impression kit design, the SmileShop process, our Partner Network model, other systems, methods, and devices that facilitate the capture of customer images and data, certain key aspects of SmileOS, manufacturing automation and process, and our SmileCheck software, and they also cover our innovative oral care product offerings. Our issued U.S. patents expire from 2037 to 2041.

We have more than 50 issued U.S. trademark registrations, and 13 pending U.S. trademark applications. We also own over 300 issued foreign trademark registrations and over 100 additional foreign trademark applications currently pending in various jurisdictions worldwide. Collectively, our global trademark filings cover our SMILE DIRECT CLUB® house marks for use in connection with a wide variety of goods and services related to our business, as well secondary marks and slogans.

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

Seasonality

Our business does not experience material seasonality fluctuations in the results of our operations and cash flow needs throughout the year. However, we do increase our marketing spend at certain periods of the year, such as the first quarter of the calendar year, when customers typically have a higher focus on aesthetics, and we experience corresponding increases in website traffic and SmileShop bookings as a result of these increased marketing efforts.

Competition

We compete with a handful of smaller companies that collectively have limited market share in the clear aligner industry. With the introduction of our collaborative and wholesale partner network, we also compete with more well-established companies in the traditional orthodontic industry such as Align Technology, Inc. We believe that the principal competitive factors and what makes us stand out in the market for orthodontic appliances include:

•Credibility: Each individual treatment plan is prescribed, directed, and managed by an appropriately licensed doctor who we require to have a minimum of four years of experience in clear aligner therapy in a traditional setting.

•Certainty: Delivering a new smile in as little as four to six months protected by our Lifetime Smile Guarantee.

•Comfort: Our aligners are made using Comfort Sense TM technology, which utilizes soft, medium, and firm plastics to safely and gradually shift your teeth.

•Convenience: Offering a 22-hour daily wear aligner or our Nighttime Clear Aligner treatment plan to fit our customers’ lifestyle with multiple ways to get started - at a SmileShop or popup location, with a Partner Network dentist or from home with our mobile app or a doctor-prescribed impression kit.

•Cost: Offering the smile of your dreams without the 3 times the markup with an easy one-time payment or convenient monthly payments.

We believe that these differentiating factors allows us to compete favorably with respect to each of these factors.

Regulatory Matters

Our aligners, retainers, impression kits and some of our oral care products are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

•design, development and manufacturing;

•testing, labeling, content and language of instructions for use and storage;

•product storage and safety;

•marketing, sales and distribution;

•pre-market clearance and approval;

•record keeping procedures;

•advertising and promotion;

•recalls and field safety corrective actions;

•post-market surveillance;

•post-market approval studies; and

•product import and export.

FDA regulation

In the U.S., numerous laws and regulations govern the processes by which medical devices are developed, manufactured, brought to market and marketed. These include the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations issued by the FDA, among others. Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification (“510(k) clearance”), granting of a de novo request, or approval of an application for premarket approval (“PMA’’). In general, under the FD&C Act, medical devices are classified in one of three classes on the basis of the controls necessary to reasonably assure their safety and effectiveness. A medical device’s classification determines the level of FDA review and approval to which the device is subject before it can be marketed to consumers:

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

•Class III devices, high-risk devices that are often implantable or life-sustaining, also require compliance with the medical device general controls and Quality System Regulations, and generally must be approved by FDA before entering the market through a PMA application. Approved PMAs can include post-approval conditions and post-

market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Our manufacturing quality system is required to be in compliance with the Quality System Regulations enforced by FDA and similar regulations enforced by other worldwide regulatory authorities. FDA’s Quality System Regulations require manufacturers to follow stringent design, testing, process control, documentation, and other quality assurance procedures.

Our retainers and majority of oral care products are Class I devices, which may be marketed in the U.S. without premarket clearance or approval by FDA and are subject to general controls, including labeling, establishment registration, and adherence to good manufacturing practices through FDA’s Quality System Regulations.

We market our clear aligner products in the U.S. pursuant to 510(k) clearance as they are a Class II medical device. The manufacture, marketing and distribution of our aligners and other medical device products are subject to continuing regulation and enforcement by FDA and other government authorities, which includes routine FDA inspections of our facilities to determine compliance with facility registration requirements, product listing requirements, medical device reporting regulations, and Quality System Regulations, among others. If FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. We continue to hold our International Organization for Standardization (“ISO”) 13485 and Medical Device Single Audit Program (“MDSAP”) certifications, with Canada, United States, and Australia within the scope of our MDSAP certification.

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

•refusal to grant export or import approvals for our products; or

•criminal prosecution.

International regulation

The Canadian Food and Drugs Act, and the Medical Device Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale, and advertisement of medical devices. Our aligners are regulated as a Class II medical device under the Canadian Medical Device Regulations, which require, among other things, that Class II medical device manufacturers selling medical devices hold a medical device establishment license and file various reports. We received our Canadian ISO/MDSAP certification in March 2019. In light of our ISO/MDSAP certification, we believe that we are in substantial compliance with applicable Canadian regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other currently applicable regulatory requirements. Under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets FDA’s and Health Canada’s requirements. We continue to hold our ISO 13485 and MDSAP certifications, with Canada, United States, and Australia within the scope of our MDSAP certification.

There is currently no premarket government review of medical devices in the European Economic Area (“EEA’’). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

In the U.K. and EEA, our aligners and retainers are considered Class I custom made medical devices and are not required to have a Conformité Européene (“CE”) mark certification acknowledging conformity with health and safety protection standards for sales of those products into the U.K. and the EEA. We have a CE mark for sales of our impression kits into the U.K. and EEA.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. It is possible under the new Medical Devices Regulation that our aligners could be deemed mass-produced rather than custom-made devices in which event we would need to apply for a CE mark for our aligners. Once applicable, the new regulations will, among other things:

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

In Australia, our retainers and aligners are considered custom-made medical devices and are exempt from inclusion in the Australian Register of Therapeutic Goods (‘‘ARTG”), although we have submitted our notification to be listed on the ARTG, so that we have the right to ship those products into Australia and New Zealand. Impression kits are considered Class I devices in Australia and New Zealand, and we are registered and listed with these countries to ship impression kits to our customers there.

Quality System Regulations

Our manufacturing quality system is required to be in compliance with the Quality System Regulations enforced by FDA and similar regulations enforced by other worldwide regulatory authorities. FDA’s Quality System Regulations require manufacturers to follow stringent design, testing, process control, documentation, and other quality assurance procedures. If

FDA finds that we have failed to comply with Quality System Regulations or other legal or regulatory requirements, it or other government agencies may institute a wide variety of enforcement actions against us, ranging from Warning Letters to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) clearances already granted, and criminal prosecution. In addition, under Canadian regulation, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada. To that end, we have implemented controls and procedures intended to ensure that our Access Dental Lab Quality System meets requirements enforced by FDA, Health Canada, and other worldwide regulatory authorities. We have an extensive Quality Assurance team at Access Dental Lab.

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

We have been successful in working with several state dental boards in creating teledentistry rules and regulations which support our model. In addition, more than 20 state dental boards have affirmatively rejected complaints filed by certain trade associations that we are engaged in the corporate practice of dentistry or are otherwise violating state regulations regarding the practice of dentistry. However, two state dental boards established rules or interpreted existing rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant, and the Board of Dental Examiners of Alabama interpreted existing rules to require “direct supervision” (meaning a dentist must be physically present somewhere in the building) for the taking of a digital image. In both Georgia and Alabama, we filed lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act and interfering with our business model. Both the Alabama and Georgia courts upheld our ability to move forward against individual dental board members, in their official capacity. Both matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. The Federal Trade Commission (the “FTC”) and U.S. Department of Justice (“DOJ”) participated in oral arguments in support of SmileDirectClub. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an Amicus Brief and participated in oral argument that was held on February 23, 2021. On July 20, 2021 the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase.

In 2021, the Alabama Dental Board and the Company entered into a tentative settlement agreement, subject to the FTC’s proposed Consent Order being entered into by the Board, precluding the Alabama Dental Board from engaging in conduct intended to preclude teledentistry in the State of Alabama or to preclude dentists and orthodontists from using the Company’s teledentistry platform to treat patients. On December 22, 2021, the Consent Order was finalized and the District Court in Alabama thereafter entered its order approving the joint motion for dismissal of the lawsuit per the terms of the settlement reached between the parties. In October 2019, we also filed a lawsuit against the California Dental Board, its members and one of its investigators for engaging in anticompetitive and harassing conduct. The California Dental Board filed a motion to dismiss and the District Court granted that Motion. We appealed the lower court’s decision and the Federal Trade Commission and the Department of Justice, as well as the Pacific Legal Foundation, all filed amicus briefs on our behalf. Oral argument was held on July 26, 2021 with the FTC and DOJ arguing in support of the Company at oral argument as well. The appellate court has not yet issued its ruling.

In New Jersey, the Dental Association filed a lawsuit alleging that SmileDirectClub was engaging in the illegal corporate practice of dentistry, without the support or inclusion of the New Jersey Dental Board as a party. In January 2020, the New Jersey court ruled in our favor, granting our motion for summary judgement. The New Jersey Dental Board appealed that ruling and the ruling of the lower court was affirmed by the Appellate Division on June 11, 2021. The Board filed a Notice of Petition for Certification with the Supreme Court of New Jersey on June 28, 2021. No decision on whether to accept the Petition and allow an appeal has been rendered. In addition, a national orthodontic association has met with various dental boards across the country in an effort to advocate for new rules and regulations that could have the effect of interfering with our business model. In October 2019, California passed a law requiring doctors using telehealth to prescribe clear aligner therapy to review a patient’s most recent x-ray or other bone imaging suitable for orthodontia. This law went into effect on January 1, 2020 but has not had any material impact on our operations. To date, none of these efforts have resulted in rules and regulations being passed that interfere with our business model in a material way, and we have engaged lobbyists to assist in educating policy makers about our positions. Legislation has been introduced in a handful of states mirroring the recent law in California or to require mandatory in person office visits or the taking and review of radiographs. To date none of these laws have been passed. Legislation has also been introduced and passed in more than 30 states specifically supporting and promoting telehealth and/or teledentistry, including but not limited to requiring insurance companies to pay for such services. We continually monitor these proposed laws and other legal and regulatory developments to understand their potential impact on our operations.

DSO regulation

We are engaged by a network of professional corporations (“PCs”) and their affiliated doctors to provide a suite of non-clinical administrative support services, including access to and use of our teledentistry platform, as a Dental Support Organization (“DSO”). As a result, we are required to register in those states that require registrations of DSOs, which currently include Nevada, Kansas, and Texas.

The doctors affiliated with our network of PCs are licensed to practice dentistry in their respective states and are engaged as employees or independent contractors of these PCs. These PCs are owned by independent doctors and are registered to engage in business in their respective states. It is through these PCs that the clinical services for clear aligner therapy are rendered to our customers. We enter into a suite of agreements with each of the PCs to provide its DSO services. In addition, we are also a supplier of the clear aligner products to these PCs and enter into a Supply Agreement with each of the PCs accordingly. The District Court in New Jersey ruled that this structure and suite of agreements comply with the laws of the state of New Jersey precluding the corporate practice of dentistry.

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

•the Servicemembers' Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;

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

We contract with orthodontists, dentists, or professional corporations to deliver our products and services to their patients. These contractual relationships are subject to various state laws that prohibit the practice of dentistry by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the orthodontist’s or dentist’s professional judgment. In addition, laws in various states also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of dentistry in many states. Under the corporate practice of dentistry restrictions of certain states, non-clinical decisions and activities may implicate the restrictions on the corporate practice of dentistry. Further, certain states have requirements for DSOs, such as us. We have registered as a DSO in all states in which we are required to do so. We continually monitor state requirements as to what constitutes the practice of dentistry and take steps to ensure that the orthodontists and dentists who utilize our services and teledentistry platform handle all clinical aspects of their patients’ care to ensure we do not violate those laws and regulations.

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

Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

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

Human Capital Management

Our Team Members

We have approximately 2,700 team members, including those who work remotely, at our headquarters and our manufacturing facilities in Tennessee, our facilities in Costa Rica, our International team and at SmileShops and popup locations. We service customers across the U.S., Puerto Rico, Canada, Australia, the U.K., Ireland, and France. We operate as a remote optional workforce for team members responsible for customer care, marketing, finance, legal, people and organization, information technology, data science, and analytics. Our team members at our Antioch, Tennessee manufacturing facility are primarily responsible for developing, overseeing and carrying out manufacturing operations, while our team members in Costa Rica are primarily treatment plan setup technicians, licensed orthodontic consultants, and additional customer care team members. We believe that our relations with our team members are good. We are not a party to any collective bargaining agreements.

Company Culture
We are committed to recognizing, valuing, and engaging our top-tier talent, who are at the core of our success. We survey our team members to measure team engagement and the drivers behind the level of engagement and use survey results to drive team-level actions for continuous improvement, learning and development. We believe the next great idea can come from anywhere within our company, and numerous impactful initiatives have come from team member feedback, including flexible work hours, unlimited time off for exempt team members, lower deductible healthcare plans, work/life balance promotion, and wellness initiatives for physical and mental health, such as instructor-led mindfulness courses, access to virtual workouts, and resources such as access to counseling and mindfulness apps.

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

We are dedicated to investing in our team members and facilitating engagement and recognition initiatives across the company. We promote direct access to leadership and connect our team members to our company vision through company and team town halls and recognition-based “Fireside Chats” with our leadership. We celebrate the hard work and dedication of our team members through our global recognition platform, Chompions, team happy hours or coffee chats, holiday-based events, and work anniversary celebrations, among other ways.

Talent Development and Training

We are committed to pursuing competitive advantage through filling our most important roles with the best talent, and have established succession planning processes and talent reviews for our global workforce. Our executives and their supporting leadership teams participated in training and development programs as part of this rollout, demonstrating top-down support. Succession planning discussions and efforts were completed for each team with unique action plans identified for retention and development of our critical talent and those in mission critical roles.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2023.

Name	Age	Position
David Katzman	63	Chief Executive Officer and Chairman
Steven Katzman	59	Chief Operating Officer and Director
Troy Crawford	55	Chief Financial Officer, Chief Accounting Officer, and Treasurer
Susan Greenspon Rammelt	58	Chief Legal Officer, EVP Business Affairs, Secretary, and Director

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

Troy Crawford has served as our Chief Financial Officer, Chief Accounting Officer and Treasurer since June 2022, after serving as the Company’s interim Chief Financial Officer starting in January 2022. Prior to that, served as the Company’s Chief Accounting Officer since January of 2020. Before joining the Company, he was the Senior Vice President and Chief Accounting Officer of GameStop Corp., from June 2010 to December 2019, and was its Vice President, Controller from 2006 to June 2010. From 1993 to 2006, Mr. Crawford held various financial management positions, including Controller at CompUSA, and before that he held various finance and accounting positions with Cinemark USA, Inc. Mr. Crawford is a CPA.

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

•We are dependent on some international suppliers and have expanded internationally, which exposes us to foreign operational and political risks and the need to obtain necessary foreign regulatory clearance.

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

•Our subsidiaries have recently incurred secured debt, which may adversely impact our business, results of operations, and financial condition.

•Our subsidiaries have substantial debt which is secured by the assets of our wholly-owned special purpose subsidiary, SPV and guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC. If there is an occurrence of an uncured event of default, the lenders can foreclose on SPV’s assets, which would significantly and adversely impact our value.

•The Loan Agreement contains covenants that restrict the business of our subsidiaries, the breach of which may result in the acceleration of debt outstanding under the Loan Agreement and could adversely affect our financial position or result of operations and our ability to raise additional capital.

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

Risks Related to our Common Stock:

•Our Class A common stock could be delisted from NASDAQ, which would seriously harm the liquidity of our Class A common stock.

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

•We will be required to pay the Continuing LLC Members for certain tax benefits we may claim as a result of the tax basis step‑up we received in connection with our IPO, as well as subsequent exchanges of LLC Units for shares of

Class A common stock or cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

Risks Related to Our Indebtedness:

•We have indebtedness in the form of convertible senior notes and asset backed loans, which could adversely affect our business, financial condition and our ability to respond to changes in our business.

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

A portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve (the “Fed”) rates, and the supply of and demand for credit in the relevant interbanking market. Recently, the Fed has incrementally raised the federal funds rate. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, we may refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our financial condition, liquidity, and cash flows could be materially and adversely affected.

We have a history of net losses and we may not achieve or maintain profitability in the future.

We have incurred net operating losses since inception. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $(277.9) million, $(335.7) million and $(278.5) million, respectively. From inception through the present, we have spent significant funds in organizational and start‑up activities, to recruit key managers and employees, to develop our clear aligners and our suite of oral care products, to develop our manufacturing and member support resources, and for research and development. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future.

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

In addition, we have grown rapidly since inception and anticipate further growth. Our total revenues increased from $20.6 million for the year ended December 31, 2016 to $470.7 million for the year ended December 31, 2022. The number of our employees increased from approximately 225 at December 31, 2016 to approximately 2,700 currently.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, inflation factors, levels of employment, salaries and wage rates, consumer confidence, and consumer perception of economic conditions. In many markets, dental and orthodontic reimbursement is largely out of pocket for the consumer and, as result, utilization rates can vary significantly depending on economic growth. A general slowdown in the U.S. economy and certain international economies into which we have recently expanded or plan to expand or an uncertain economic outlook could adversely affect consumer spending habits, which may result in, among other things, a decrease in the number of overall orthodontic case starts, a reduction in consumer spending on elective or higher value procedures, or a reduction in demand for dental and orthodontic services generally, each of which would have an adverse effect on our sales and operating results. Inflation and weakness in the global economy result in a challenging environment for selling dental and orthodontic technologies. If there is a reduction in consumer demand for orthodontic treatment generally, if consumers choose to use a competitive product rather than our clear aligners, or if the average selling price of our clear aligners declines as a result of economic conditions, competitive pressures, or any other reason, our business, results of operations, and financial condition could be materially harmed.

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

We compete with a handful of smaller companies that collectively have limited market share in the direct‑to‑consumer clear aligner industry, including Byte. We also face competition from more well‑established competitors in the traditional orthodontic industry, which requires in‑person visits, such as Align. We expect some additional competition from other teledentistry solutions, and from new entrants into the orthodontic supply or clear aligner markets. Some of these competitors may have greater resources as well as the ability to leverage existing channels in the dental market to compete directly with us. In addition, we may also face future competition from companies that introduce new technologies. We may be unable to compete with these competitors, and one or more of these competitors may render our technology obsolete or economically unattractive. As we have expanded internationally, we will face additional competition in geographies outside the U.S. If we are unable to compete effectively with existing products or respond effectively to any new products developed by competitors, our business could be materially harmed. Increased competition may result in price reductions, reduced gross margins, reduced profitability, and loss of market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, and financial condition.

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

The emergence of the COVID‑19 pandemic and the resulting containment measures have had, and we expect will continue to have, a material adverse impact on our business, results of operations and cash flows, the extent and duration of which depend on numerous evolving factors and future developments that we are unable to predict, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the duration, spread and severity of any such outbreak and any variant strains; the nature, extent and effectiveness of containment measures; the ability of vaccines to protect against variant strains of COVID-19; vaccine mandates that may be implemented in jurisdictions in which our business operates which could adversely affect our workforce retention and hiring; the significant stress on global supply chains, resulting in parts shortages and/or inefficiencies in production caused by the rapid increase in demand as the COVID-19 pandemic wanes; the immediate and long‑term impact on the economy, unemployment, consumer confidence and consumer spending; and how quickly and to what extent normal economic and operating conditions can resume.

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

Additionally, due to the protracted nature of the COVID‑19 pandemic, as well as the evolving regulatory environment, our business and financial results may be adversely affected by numerous evolving factors, many of which we cannot control or predict, including, without limitation, our ability to:

•Manage a new work environment, including our internal controls and financial reporting, as a substantial portion of our headquarters team members work remotely.

•Operate SmileShops and popup locations in compliance with both voluntary and mandated health and safety protocols; and correspondingly, our customers’ willingness to visit and have confidence in the process of our SmileShop experience.

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

Historically, we purchased our clear aligners and retainers from third‑party manufacturers. In 2016, we opened our first manufacturing facility in Antioch, Tennessee to lower our manufacturing costs, increase supply redundancy, and add capacity to support growth. We are in the process of completing an additional manufacturing facility in Columbia, Tennessee. To date, we have incurred significant capital expenditures related to these facilities, and we expect that capital expenditures will continue to be significant as we further upgrade our Tennessee facilities. These costs could increase significantly, and there is no assurance that the final costs will not be materially higher than anticipated. We are also exploring alternative site manufacturing capabilities both domestically and abroad, which would require additional capital expenditures.

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

Our international operations subject us to additional costs and risks, and any future international expansion will subject us to additional costs and risks that may adversely impact our business, results of operations, and financial condition.

We have entered markets in Canada, Australia, the U.K., Ireland, and France. In 2022, we announced changes to our international operations and exited certain markets, and we are in the process of exiting France. There are significant costs and risks inherent in conducting business in international markets. Exiting, or attempts to expand into additional foreign markets, will be subject to new business risks, in addition to regulatory risks. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, finance and legal teams, research and marketing teams, and general managerial resources.

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

We have also experienced rising inflationary pressures since 2021 and expect such pressures to continue into 2023. Inflationary factors, such as increases in our cost of revenues, advertising costs and other selling and operating expenses, may adversely affect our operating results. A high rate of inflation may have an adverse effect on our ability to maintain and increase our gross margin or to maintain current levels of selling, general, administrative and other operating expenses as a percentage of revenues if the selling price of our products does not increase with these increased costs.

The results of the U.K.’s withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets, and our business.

On January 31, 2020 the U.K. left the European Union (the “E.U.”) (commonly referred to as “Brexit”) and entered a transition period with the E.U. On December 30, 2020, the U.K. and the E.U. entered into an agreement regarding their future relationship, the Trade and Cooperation Agreement (the “trade agreement”). The trade agreement offers U.K. and E.U. companies preferential access to each others’ markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). However, significant political and economic uncertainties remain in connection with the ultimate future of the U.K. and its relationship with the E.U. The uncertainty surrounding the terms following Brexit could negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future. Adverse macroeconomic consequences, such as deterioration in economic conditions, may negatively impact future sales of our products and, particularly in European countries, may negatively impact our international expansion, either of which could have an adverse effect on our business, financial condition, and results of operations.

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

If we are unable to accurately predict our volume growth and fail to hire a sufficient number of technicians in advance of such demand, the delivery time of our products could be delayed, which could adversely affect our results of operations.

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

Other than in certain foreign jurisdictions where prohibited, we offer all of our members our SmilePay option, a financing plan that does not require a credit check. Approximately 60% of our members chose to finance their treatment through SmilePay for the year ended December 31, 2022. As of December 31, 2022, SmilePay amounted to approximately $187.0 million in net receivables and an associated delinquency rate of approximately 11% of revenue. We may experience an increase in payment defaults and uncollectible accounts and may be required to increase our reduction in revenue, which would adversely affect our net income. In addition, extended payment terms decrease our cash flow from operations.

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

SPV and SmileDirectClub, LLC have entered into a secured term loan agreement among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent (as disclosed herein) (the “Loan Agreement”). The terms of the Loan Agreement contain various restrictions and covenants which could, among others, have such adverse consequences as to:

•limit our subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

We may have outstanding debt instruments that contain financial ratios and certain other covenants, which we are required to satisfy. Complying with these restrictions and covenants may make it more difficult for us to successfully execute our business strategy. We may need to reduce the amount of our indebtedness outstanding from time to time in order to comply with such financial ratios, though no assurance can be given that we will be able to do so.

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

We may have outstanding debt with variable interest rates based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced it intended to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid‑2023. Notwithstanding this extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable, but no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rare for LIBOR. While SOFR has gained initial market acceptance as a replacement if LIBOR in the U.S., it is not presently known whether any other alternative reference rates will also attain market acceptance as replacements of LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our credit facilities. In addition, the overall financial markets may be disrupted as a result of the phase‑out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of our variable rate indebtedness.

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

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate change.

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

Furthermore, our ability to conduct business in each state is dependent, in part, upon that particular state’s treatment of remote healthcare and that state dental board’s regulation of the practice of dentistry, each of which is subject to changing political, regulatory, and other influences. There is a risk that state authorities may find that our contractual relationships with our doctors violate laws and regulations prohibiting the corporate practice of dentistry, which generally bar the practice of dentistry by entities. Some state dental boards established rules in a manner that purports to limit or restrict our ability to conduct our business as currently conducted. The Georgia Board of Dentistry passed a rule that requires a licensed dentist to be present when 3D oral images are taken by a dental assistant. In California, an investigator for the California Dental Board has engaged in what we believe to be a pattern of anticompetitive conduct to interfere with our operations in that state. In Georgia, and California, we have pending lawsuits in Federal court against the dental boards and their individual members alleging, among other things, violations of the Sherman Act, and we will continue to pursue litigation where appropriate to combat anticompetitive or otherwise illegal behavior targeting our business model. The Federal Trade Commission and Department of Justice have filed joint Amicus Brief on our behalf in the California, and Georgia lawsuits. In addition, a national orthodontic association continues to meet with various dental boards, legislatures and regulatory bodies across the country in an effort to advocate for new laws, rules and regulations, as well as investigations and complaints being filed, that could have the effect of interfering with our business model. Although, none of these efforts have resulted in any laws, rules and regulations being passed to date that would materially impact our business model, it is possible that the laws, rules and regulations governing the practice of dentistry and orthodontics in one or more states may change or be interpreted in a manner unfavorable to our business and such lobbying efforts has resulted in the Office of Attorney General for the District of Columbia filing a complaint against the Company alleging violations of its Consumer Protection Act. If adverse laws or regulations are adopted or any such claims are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations.

We are the subject of purported class action lawsuits and other material litigation, and additional litigation may be brought against us in the future.

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

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal. On March 18, 2022, the Tennessee Court of Appeals dismissed the Plaintiff's Section 12(a)(2) claims but affirmed the grant of certification. On October 24, 2022, Plaintiffs in the Franchi action described below moved to intervene in this action, and their motion was denied on December 6, 2022. The case is currently in discovery and the deadline for completion of fact discovery is June 13, 2023.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on November 14, 2022. The court held an initial case management conference on December 2, 2022. The case is currently in discovery and the deadline for completion of fact discovery is July 10, 2023.

In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. On January 31, 2022, Plaintiff filed a notice of appeal. On March 2, 2022, we filed our opposition. Plaintiff filed their reply brief on March 11, 2022. On April 5, 2022, the Court heard argument on the appeal and on May 25, 2022 the Court of Appeals granted our motion to dismiss. Plaintiff filed a notice of appeal, perfected his appeal on January 21, 2022, and the First Department affirmed dismissal of the action on May 5, 2022.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020. On November 4, 2022, and again on February 2, 2023, the parties agreed to extend the stay and will provide an update to the Court on May 3, 2023.

On January 3, 2023, Align Technology, Inc. filed a complaint against the Company and certain of its officers and founders in the United States District Court for the Northern District of California purporting to set forth claims for alleged false advertising in violation of the Lanham Act, 15 U.S.C. § 1125(A); Racketeer & Corrupt Organizations Act, 18 U.S.C. § 1964(c); California Business & Prof. Code, §§ 17200, 17500, et seq.; and Arizona Anti-Racketeering Statute, A.R.S. § 13-2314. The Company denies the allegations and intends to vigorously defend its position in this litigation.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third‑party confidentiality and assignment agreements. Our inability to do so could harm our competitive position. We have 40 active U.S. patents, and numerous pending U.S. and global patent applications.

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

We have members throughout all 50 states, and our solutions may contain healthcare information of customers located across all 50 states. Therefore, we may be subject to the privacy laws of each such state, which vary from state to state and, in some cases, can impose more restrictive requirements than federal law, such as the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Additionally, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal data. The CPRA came into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information are proposed, enacted, or expanded or become more complex, the risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased member demands for enhanced data security infrastructure, could greatly increase our cost of providing our products or services, decrease demand for our products or services, reduce our revenue, and/or subject us to additional liabilities.

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

In connection with the marketing or advertisement of our products and services, we could be, and occasionally are, the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC, state consumer protection statutes, and the Australian Competition and Consumer Commission. If we rely on third parties to provide any marketing and advertising of our products and services, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

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
On November 18, 2022, we received a letter from the Listing Qualifications Staff of NASDAQ indicating that, based upon the closing bid price of our Class A common stock, for the prior 30 consecutive business days, the common stock was below the $1.00 minimum bid price requirement for continued listing on NASDAQ pursuant to the NASDAQ listing rules (the “Minimum Bid Requirement”). As a result, we were notified by NASDAQ that we are not in compliance with the Minimum Bid Requirement. This notice had no immediate effect on the continued listing status of our common stock on NASDAQ, and our listing remains fully effective. In accordance with the NASDAQ listing rules, we have been provided an initial compliance period of 180 calendar days, or until May 17, 2023, to regain compliance with the Minimum Bid Requirement. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our Class A common stock will be subject to delisting. We would then be entitled to appeal NASDAQ’s determination, but there can be no assurance that NASDAQ would grant our request for continued listing. We intend to monitor the closing bid price of our Class A common stock and consider available options to regain compliance with the Minimum Bid Requirement and continue listing on NASDAQ.

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

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents, (iii) action asserting a claim against us or any our directors or officers arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine, provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall, with limited exceptions, be another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We may be unable to raise the funds necessary to repurchase the notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the notes or pay cash upon their conversion.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Nashville, Tennessee. We also lease our manufacturing facilities in Antioch, Tennessee and Columbia, Tennessee. We have 125 SmileShops across the U.S., Puerto Rico, Canada, Australia, Ireland, U.K., and France all of which are either leased or licensed from our retail partners. Lastly, we lease our facility in San Jose, Costa Rica. Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.

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

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal. On March 18, 2022, the Tennessee Court of Appeals dismissed the Plaintiff's Section 12(a)(2) claims but affirmed the grant of certification. On October 24, 2022, Plaintiffs in the Franchi action described below moved to intervene in this action, and their motion was denied on December 6, 2022. The case is currently in discovery and the deadline for completion of fact discovery is June 13, 2023.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on November 14, 2022. The court held an initial case management conference on December 2, 2022. The case is currently in discovery and the deadline for completion of fact discovery is July 10, 2023.

In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. On January 31, 2022, Plaintiff filed a notice of appeal. On March 2, 2022, we filed our opposition. Plaintiff filed their reply brief on March 11, 2022. On April 5, 2022, the Court heard argument on the appeal and on May 25, 2022 the Court of Appeals granted our motion to dismiss. Plaintiff filed a notice of appeal, perfected his appeal on January 21, 2022, and the First Department affirmed dismissal of the action on May 5, 2022.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020. On November 4, 2022, and again on February 2, 2023, the parties agreed to extend the stay and will provide an update to the Court on May 3, 2023.

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

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase. The FTC also filed its own complaint against the Alabama Board for violating the Sherman Act, which complaint resulted in the Alabama Dental Board entering into a Consent Order in September 2021 and settling the litigation with the Company in December 2021.

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims. Briefing on the Company’s motion for leave to file its amended Complaint is now complete and oral arguments occurred on November 15, 2022. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022 the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, 2022, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The parties are currently engaged in discovery, including preparing for mediation, engaging in discovery motions practice, producing and reviewing documents responsive to requests for production, preparing for depositions, and preparing for expert discovery. The parties will attend mediation on March 8, 2023. Fact discovery is scheduled to close on June 15, 2023.

On July 12, 2021, the Australian Competition & Consumer Commission (“ACCC”) filed an Originating Application against SmileDirectClub, LLC and the Company’s Australian affiliate SmileDirectClub Aus Pty Ltd. The Originating Application alleges certain misstatements by the Company in connection with the availability of consumers having the ability to have private health care coverage cover a portion of their costs when seeking treatment through the Company’s telehealth platform. The Company and the ACCC have settled the matter with the terms of such settlement having been approved by the

Court. Pursuant to such approved settlement, the Company will pay a set fine and costs to the ACCC and has implemented a redress program for potentially impacted customers so as to fully resolve the matter.

On August 27, 2020, Align Technology, Inc. filed an arbitration demand against SDC alleging that SDC breached the Amended and Restated Supply Agreement between the parties and SDC, subsequently, filed counterclaims against Align alleging breaches by Align under the Agreement. The arbitration is proceeding in two phases to address the parties’ claims. The hearing on the initial phase addressing Align’s claims and one of SDC’s counterclaims occurred in July 2022 and the second phase of the arbitration addressing the balance of SDC’s counter claims hearing occurred in February 2023. Closing briefing schedules and oral argument have not yet been scheduled on the matter. On October 27, 2022, the arbitrator issued an interim award against SDC on certain of Align’s claims, specifically stating that it was not final award, and that final award would be issued after the second phase of the arbitration and subsequent proceedings on attorneys’ fees, interest, and costs. A final award against SDC in this arbitration could be material to our financial statements. The Company denies the allegations and intends to vigorously defend its position in this arbitration.

On December 5, 2022, the District of Columbia filed a complaint against the Company in the Superior Court of the District of Columbia alleging certain violations of the District of Columbia Consumer Protection Procedures Act. The Company has filed a Motion to Dismiss and briefing on the Motion to Dismiss has been concluded. The Court has not ruled whether oral argument will be heard on this pending motion and no ruling date has been set. The Company denies the allegations and intends to vigorously defend its position in this litigation.

On January 3, 2023, Align Technology, Inc. filed a complaint against the Company and certain of its officers and founders in the United States District Court for the Northern District of California purporting to set forth claims for alleged false advertising in violation of the Lanham Act, 15 U.S.C. § 1125(A); Racketeer & Corrupt Organizations Act, 18 U.S.C. § 1964(c); California Business & Prof. Code, §§ 17200, 17500, et seq.; and Arizona Anti-Racketeering Statute, A.R.S. § 13-2314. The Company denies the allegations and intends to vigorously defend its position in this litigation.

Tax Receivable Agreement

As described in Note 9 to our consolidated financial statements, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the years ended December 31, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NASDAQ Global Market under the symbol “SDC”. As of February 24, 2023, there were approximately 13 holders of record of our Class A common stock. Because the majority of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
2/28/2022
4/29/2022
6/28/2022
8/27/2022
10/26/2022
12/25/2022
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

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the years ended December 31, 2022 and 2021, we shipped 232,788 and 332,388 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted customer.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our customers and our ability to maintain our pricing. Our ASP for the years ended December 31, 2022 and 2021 was $1,913 and $1,883, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select customers.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K.

Realignment of global workforce and strategic actions to increase profitability

On January 27, 2023, we announced a realignment of our operating programs and global workforce to further hone focus on our core business and technology enabled innovation portfolio, and introduce additional cost savings to the Company’s operating plan in order to enable growth, and sustainable positive cash flow.

These actions to right-size the business are the natural next steps in the changes we introduced in 2022 to realign our operations in order to execute against our growth opportunities with efficiency and financial discipline. The opportunities we are in the process of launching include completing the launch of our artificial intelligence-enabled 3D mobile scanning technology, or SmileMaker Platform, which allows customers to scan their teeth using their mobile phone and receive a proposed aligner treatment plan in minutes, as well as our premium CarePlus offering, which allows customers to begin their treatment at a participating SmileDirectClub Partner Network office and receive an enhanced level of hybrid remote and in-person treatment. While we focus our resources on the successful deployment of these initiatives, we have paused expansion into new international markets while the global economy recovers from pandemic and macroeconomic pressures that have contributed to challenging operating environments.

Launch of new initiatives during 2023

On November 18, 2022, we announced the launch of our AI-powered 3D mobile imaging product, the SmileMaker Platform, in Australia that is an industry first in leveraging AI to allow consumers to take a 3D image of their teeth using their mobile device. The platform will be introduced to the U.S. market in the first half of 2023 with the full rollout to all of the markets we operate in by the end of the year. This innovation not only introduces further-technology powered intelligence to our proprietary teledentistry and treatment planning platform, but may also increase customer conversion and decrease the path to purchase time by giving users an instant and initial view of their potential treatment plan and length of treatment.

During the first quarter of 2023, we introduced the SmileDirectClub CarePlus initiative (“SDC Care+”) which features a hybrid in-person or remote treatment approach and elevated service offering designed to appeal to those who want the assurance of beginning treatment at a dentist office with the added convenience of a teledentistry option. SDC Care+ will be priced at $3,900 or less than $115 per month with FlexPay, and includes two years of complementary retainers, a dedicated concierge team including licensed dental assistants and hygienists and remote or in-person check-ins with a Partner Network dentist. The program is now available in four major U.S. markets (San Diego, Sacramento, Orlando and Denver) and will soon expand to further Partner Network offices across the U.S.

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

We believe that our teledentistry platform is well suited for the current operating environment. Our impression kit offers the ability to begin treatment or obtain any necessary touch-ups (mid-course corrections or refinements) remotely from home. During the COVID-19 pandemic, we experienced a customer shift towards impression kits, with approximately 60% of our clear aligner sales originating from impression kits during the second half of 2020 and first quarter of 2021. As governmental restrictions began to ease during the second quarter of 2021, we began to see a shift towards a more normalized mix of clear aligner sales originating from impressions kits versus scans in our SmileShops, Partner Network, and popup locations, with approximately 49% of our clear aligner sales originating from impression kits during the fourth quarter of fiscal 2022. Although we cannot know or control the duration and severity of COVID-19 and its impact on our business, we will continue to focus on efficient acquisition of new customers, including higher income customers, and controlled growth, each as more specifically discussed below.

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

We had no data loss from, or other loss of assets as a result of, the Incident, including any exposure of customer or team member information. The Incident, however, caused delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. We maintain insurance coverage for certain expenses and potential liabilities that may be associated with the Incident. The Incident had a material impact on business operations and financial results in the second quarter of fiscal 2021, including a delay in fulfilling customer orders. As a result, we experienced a decrease to revenue and increase to certain costs associated with our response to the Incident. During 2022, we received $8.0 million in insurance proceeds as final settlement related to reimbursement of expenses and business interruption as result of the Incident, which is included in Other expense (income) on the consolidated statement of operations.

Efficient acquisition of new customers

•Visits to our website: During the fourth quarter of 2022, we averaged approximately 2-3 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website.

•Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment, order a doctor prescribed impression kit or book an appointment at an affiliated dentist or orthodontist office, which we refer to as our “Partner Network,” to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve customer experience from website visit through SmileShop and Partner Network appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.

•Referrals: During the fourth quarter of 2022, we remained strong on our member experience with referrals reaching 20% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our customer referrals.

•Downloading our App: During the fourth quarter of 2022, we launched our AI-powered 3D mobile imaging product, the SmileMaker Platform, in Australia that is an industry first in leveraging AI to allow consumers to take a 3D image of their teeth using their mobile device. The platform will be introduced to the U.S. market in the first half of 2023 with the full rollout to all of the markets we operate in by the end of the year. This innovation not only introduces further-technology powered intelligence to our proprietary teledentistry and treatment planning platform, but may also increase customer conversion and decrease the path to purchase time by giving users an instant and initial view of their potential treatment plan and length of treatment.

SmilePay

We offer SmilePay, a convenient monthly payment plan, to maximize accessibility and provide an affordable option for all of our members. The $250 down payment for SmilePay covers our cost of manufacturing the aligners, and the interest income generated by SmilePay more than offsets the negative impact of delinquencies and cancellations. A number of factors affect delinquency and cancellation rates, including customer-specific circumstances, our efforts in member service and management, and the broader macroeconomic environment.

Investments in Transformative Innovation

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

Pace of adoption for teledentistry

The rate of adoption of teledentistry will impact our ability to acquire new customers and grow our revenue.

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

Provision for income tax expense (benefit)

We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur tax expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 9 to our consolidated financial statements.

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.

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

(in thousands)	Years Ended December 31,
	2022	2021
Statements of Operations Data:
Total revenues	$470,743	$637,611
Cost of revenues	142,890	177,597
Gross profit	327,853	460,014
Marketing and selling expenses	290,231	388,450
General and administrative expenses	278,778	325,569
Lease abandonment and impairment of long-lived assets	1,289	1,481
Restructuring and other related costs	19,668	3,798
Loss from operations	(262,113)	(259,284)
Total interest expense	17,961	23,154
Loss on extinguishment of debt	—	47,631
Other expense (income)	(1,579)	4,313
Net loss before provision for income tax expense (benefit)	(278,495)	(334,382)
Provision for income tax expense (benefit)	(642)	1,268
Net loss	(277,853)	(335,650)
Net loss attributable to non-controlling interest	(191,449)	(233,208)
Net loss attributable to SDC Inc.	$(86,404)	$(102,442)
Other Data:
Adjusted EBITDA	$(134,613)	$(133,204)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Years Ended December 31,
	2022	2021
Net loss	$(277,853)	$(335,650)
Depreciation and amortization	74,395	70,113
Total interest expense	17,961	23,154
Income tax expense (benefit)	(642)	1,268
Lease abandonment and impairment of long-lived assets	1,289	1,481
Restructuring and other related costs	19,668	3,798
Loss on extinguishment of debt	—	47,631
Equity-based compensation	26,608	44,628
Other non-operating general and administrative losses	3,961	10,373
Adjusted EBITDA	$(134,613)	$(133,204)

Comparison of the years ended December 31, 2022 and 2021

Revenues

Revenues decreased $166.9 million, or 26.2%, to $470.7 million in the year ended December 31, 2022 from $637.6 million in the year ended December 31, 2021. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the year ended December 31, 2022 and 2021, revenues for the U.S. and Canada were $395.1 million and $525.4 million, or 83.9% and 82.4% of total revenues, respectively, and revenues for the rest of world were $75.7 million and $112.2 million, or 16.1% and 17.6%, respectively.

Cost of revenues

Cost of revenues decreased $34.7 million, or 19.5%, to $142.9 million in the year ended December 31, 2022 from $177.6 million in the year ended December 31, 2021. Cost of revenues increased as a percentage of revenues from 27.9% in the year ended December 31, 2021 to 30.4% in the year ended December 31, 2022, primarily due to the effect of the deleveraging of fixed costs in our manufacturing process as a result of the lower aligner sales for the current year when compared to the prior year. The decrease in overall cost of revenues in the current year as compared to the prior year is primarily due to producing a lower number of aligners in the current year.

Gross margin decreased to 69.6% in the year ended December 31, 2022 from 72.1% in the year ended December 31, 2021, primarily as a result of the factor described above.

Marketing and selling expenses

Marketing and selling expenses as a percentage of revenues increased to 61.7% in the year ended December 31, 2022 from 60.9% in the year ended December 31, 2021, and decreased to $290.2 million in the year ended December 31, 2022 from $388.5 million in the year ended December 31, 2021. The increase in marketing and selling expense as a percentage of sales was primarily due to lower sales in the current year as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation. Total marketing and selling expenses decreased $98.3 million compared to the prior year due to the Company’s increased focus on efficiency and leveraging our 60% aided awareness in the marketplace.

General and administrative expenses

General and administrative expenses decreased $46.8 million, or 14.4%, to $278.8 million in the year ended December 31, 2022 from $325.6 million in the year ended December 31, 2021. The decrease was primarily due to lower personnel and support costs resulting from restructuring activities as well as decreased stock-based compensation costs as a result of forfeitures resulting from management team member changes. This decrease was partially offset by higher depreciation and amortization costs as a result of the investments we have made in the business over the last year. General and administrative expenses as a percent of revenue increased from 51.1% in the year ended December 31, 2021 to 59.2% in the year ended December 31, 2022, primarily due to the deleveraging of fixed costs associated with the decrease in sales.

Lease abandonment, impairment of long-lived assets and other store closure and related charges

Lease abandonment, impairment of long-lived assets and other store closure and related costs were $21.0 million for the year ended December 31, 2022, compared to $5.3 million for the year ended December 31, 2021. The charges in the current year are primarily associated with the strategic actions explained above that the company undertook in January 2022, including right-sizing its operating structure as a result of suspending operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand to improve business performance. In the year ended December 31, 2022, lease abandonment and impairment of long-lived asset costs were $1.3 million and restructuring and other related costs were

$19.7 million which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes. In the year ended December 31, 2021, lease abandonment and impairment of long-lived asset costs were $1.5 million, primarily associated with the closure and consolidation of a portion of our SmileShops and restructuring and other related costs were $3.8 million. We continue to evaluate our SmileShops and other properties to determine if we will further rationalize our footprint to better align with marketplace demand, including direct and indirect effects of the COVID-19 pandemic.

Interest expense

Interest expense decreased $5.2 million to $18.0 million in the year ended December 31, 2022 from $23.2 million in the year ended December 31, 2021, primarily as a result of a change in our capital structure that significantly reduced our effective interest rate on our outstanding debt facilities.

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

Other expense (income)

Other expense (income) increased $5.9 million to income of $1.6 million in the year ended December 31, 2022 from expense of $4.3 million in the year ended December 31, 2021. The increase in income was primarily due to the impact of unrealized foreign currency translation adjustments.

Provision for income tax expense (income)

Our provision for income tax benefit was $0.6 million and income tax expense was $1.3 million for the years ended December 31, 2022 and 2021, respectively.

Adjusted EBITDA

For the year ended December 31, 2022, Adjusted EBITDA was negative $134.6 million compared to negative $133.2 million for the year ended December 31, 2021. The decline in Adjusted EBITDA was primarily due to the decrease in aligner revenue as a result of the effects of the macroeconomic factors discussed previously offset by the cost control and restructuring initiatives instituted at the beginning of the year to reduce cash-burn. For the year ended December 31, 2022, Adjusted EBITDA for the U.S. and Canada combined was a negative $92.7 million, and Adjusted EBITDA for the rest of world was negative $41.9 million.

Liquidity and Capital Resources

As of December 31, 2022, SDC Inc. had cash on hand of $118.4 million including $25.3 million in restricted cash, an accumulated deficit of $381.7 million and working capital of $180.6 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirror the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement. On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (“the 2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. As of December 31, 2022, the outstanding balance on the facility was $126.4 million. The permitted loan balance was $140.4 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of December 31, 2022.

On November 7, 2022, we entered into a distribution agreement with UBS Securities LLC, with respect to an at -the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Class A common stock having an aggregate offering price of up to $100.0 million. The shares to be sold, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267370), which was filed with the Securities and Exchange Commission on September 9, 2022, and which was declared effective on October 4, 2022. During fiscal year 2022, the Company sold $1.9 million of Class A common stock pursuant to the distribution agreement and has $98.1 million available.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(158,174)	$(141,519)
Net cash used in investing activities	(51,996)	(106,567)
Net cash provided by financing activities	103,448	155,717
Effect of changes in exchange rates on cash and cash equivalents	260	505
Decrease in cash and restricted cash	(106,462)	(91,864)
Cash and restricted cash at beginning of period	224,860	316,724
Cash and restricted cash at end of period	$118,398	$224,860

Comparison of the year ended December 31, 2022 and 2021

As of December 31, 2022, we had $118.4 million in cash and restricted cash, a decrease of $106.5 million compared to $224.9 million as of December 31, 2021.

Cash used in operating activities increased to $158.2 million during the year ended December 31, 2022 compared to $141.5 million in the year ended December 31, 2021, or an increase of $16.7 million, primarily due to the change in working capital primarily due to the timing of payments and the decrease in overall spend in the current year when compared to the prior year.

Cash used in investing activities decreased to $52.0 million during the year ended December 31, 2022, compared to $106.6 million in the year ended December 31, 2021. The decrease in cash used in investing was primarily due to cost reduction activities including a more focused investment portfolio on near-term profit projects. Cash used in investing activities primarily consists of costs to develop technology innovation and software as well as purchases of manufacturing automation equipment and investments in technology equipment.

Cash provided by financing activities was $103.4 million during the year ended December 31, 2022, compared to cash provided by financing activities of $155.7 million in the year ended December 31, 2021. Cash provided by financing activities during the year ended December 31, 2022 primarily consists of net borrowings under our long-term debt facility of $114.9 million and $1.9 million proceeds from the sale of Class A common stock under our ATM facility offset by the payment of issuance costs, share purchase activity and the payment of financed leases. Cash provided by financing activities in the year ended December 31, 2021 primarily consists of the issuance of approximately $747.5 million principal amount of the 2026 Convertible Senior Notes in a private placement offering, including options. We incurred transaction costs associated with the issuance of the Notes of $21.2 million and entered into privately negotiated capped call transactions with certain of the initial purchasers in the amount of approximately $69.5 million, which are expected to reduce dilution to the Class A common stockholders upon any conversion of the Notes. Approximately $434.2 million of the proceeds from the Notes were used to repay the 2020 HPS Credit Facility in full, including certain prepayment and make-whole provisions. In addition, we paid Align Technology, Inc. the remaining $43.4 million of equity value previously accrued plus interest pursuant to an arbitration award.

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

Indebtedness

2022 HPS Credit Facility

On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (the “2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million.

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS Credit Facility. As of December 31, 2022, the outstanding balance on the facility was $126.4 million. The permitted loan balance was $140.4 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of December 31, 2022.

2026 Convertible Senior Notes

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

2020 HPS Credit Facility

On May 12, 2020, we and a wholly-owned special purpose subsidiary, SDC U.S. SmilePay SPV (“SPV”), entered into a Loan Agreement (the “2020 HPS Credit Facility”) among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a five-year secured term loan facility to SPV in an initial aggregate maximum principal amount of $400 million, with the ability to request incremental term loans of up to an additional aggregate principal amount of $100 million with the consent of the lenders participating in such increase.

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

Revenue recognition

Our revenue is generated through sales of aligners, retainers, and other oral care products. Our aligner sales commitment contains multiple promises which may include (i) initial aligners, and (ii) touch-up aligners. Our members are eligible for modified or refinement aligners, which we refer to as “touch-up aligners,” at any point during their treatment plan or immediately following their original treatment plan (which is typically between five and ten months), in each case, upon the direction of, and pursuant to a prescription from, the treating dentist or orthodontist. Under Accounting Standard Codification

606, Revenue from Contracts with Customers (“ASC 606”), we evaluate whether the initial aligners and touch-up aligners represent separate or combined performance obligations. We have determined that these promises, within the aligner sales commitment, represent separate performance obligations.

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

We offer our customers the option of paying for the entire cost of their aligners upfront or enrolling in SmilePay, a convenient monthly payment plan that requires a $250 down payment, with the remaining consideration due over a period up to 26 months. Approximately 60% of our customers elect to purchase our aligners using SmilePay. The amount of contract consideration we estimate to be collectible from our SmilePay customers results in an implicit price concession. We estimate the amount of implicit price concession based upon our assessment of historical write-offs and expected net collections, business and economic conditions, including the inflationary environment and the uncertainty of the lasting effects of the COVID-19 pandemic, and other collection indicators. We believe our analysis provides reasonable estimates of our revenues and valuations of our accounts receivable.

Revenue is recognized for touch-up aligners when the promised goods are transferred to the customer. Touch-up aligners represent a promise to transfer goods to customers, and not all customers order touch-up aligners. We make our best estimate of touch-up aligner customer usage rates, which we use to determine the amount of revenue to allocate to those performance obligations at inception of our aligner sales commitment. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical data and forecasted usages. Any material changes to usage rates could impact the timing of revenue recognition, which may have a material effect on our financial position and result of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents consist primarily of an interest-bearing accounts at large U.S. banks with limited interest rate risk. We intend to maintain our portfolio of cash equivalents in a variety of investment-grade securities, which may include commercial paper, money market funds, and government and non-government debt securities. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments. At December 31, 2022, we held no investments in marketable securities.

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

On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255.0 million.

Foreign currency exchange risk

A substantial majority of our revenue, cost, expense and capital purchasing activities for the year ended December 31, 2022 were transacted in United States dollars. We are also exposed to changes in foreign exchange rates due to our international presence. Currently, our international revenue is predominantly from Canada and the U.K. and denominated in Canadian dollars and Great British Pounds, respectively, with a limited portion from Australia, Ireland, and France, and denominated in their local currencies. In the future, if we continue to expand into additional international jurisdictions, we expect that our international sales will be primarily denominated in foreign currencies and that any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct foreign sales could have an adverse impact on our revenue. To minimize this risk, our expenses, other than manufacturing, are incurred in local currency to effectively create a natural hedge against currency risk.

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

Credit risk

We are exposed to credit risk through our SmilePay financing option. For the year ended December 31, 2022, approximately 60% of our customers chose to finance their treatment through SmilePay. For the years ended December 31, 2022 and 2021, SmilePay amounted to approximately $187.0 million and $243.8 million in net receivables and associated delinquency rates of 11%. We may experience an increase in payment defaults and uncollectible accounts, and may be required to revise our collection estimates, which would adversely affect our revenue and net loss.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 27, 2023, the Compensation Committee of the Board approved an increase in the value of the annual grant of restricted stock units to be awarded to Troy Crawford, the Company’s Chief Financial Officer, to $2.0 million.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed

1Financial Statements

All financial statements are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

2Financial Statement Schedules

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2022, 2021, and 2020:

Description	Balance at Beginning of Year	Charged to Revenue	Charged to Other Accounts	Write-offs and Other Adjustments	Balance at End of Year
Allowance for credit losses and other revenue adjustments:
Year ended December 31, 2020	$49,365	$125,938	$522	$(126,561)	$49,264
Year ended December 31, 2021	$49,264	$109,806	$814	$(116,787)	$43,097
Year ended December 31, 2022	$43,097	$86,040	$(377)	$(96,198)	$32,562

3Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmileDirectClub, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Revenue Recognition – Implicit Price Concessions and Cancellations
Description of the Matter	For the year ended December 31, 2022, the Company’s net revenues were $470.7 million, net of implicit price concessions, cancellations and refunds of $94.6 million. As discussed in Note 2 to the consolidated financial statements, revenue is recorded for all customers based on the amount that is expected to be collected, which considers implicit price concessions, and cancellations and refunds from customer returns. The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 26 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. The Company recorded estimated implicit price concessions related to SmilePay members to reflect the revenues and accounts receivable at the estimated amounts expected to be collected based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, and other collection indicators. The Company also offers return rights that create variability in the amount of transaction consideration that can be recorded related to cancellations and refunds from customer returns. The Company recorded revenue adjustments to reflect the revenues at the estimated amount to be collected based upon management’s assessment of historical and expected cancellations and refunds.

Auditing the Company’s estimates of implicit price concessions and cancellations is complex due to the significant uncertainty inherent to the estimate, the application of management judgment, and the subjective assumptions as noted above utilized in estimating the expected amounts to be collected.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating implicit price concessions and cancellations, including management’s review of the assumptions used, results of calculations and assessment of the underlying data.

To test the estimated implicit price concessions and cancellations, our audit procedures included, among others, evaluating the estimation methodologies used, the significant assumptions described above, and the underlying data used by the Company. We performed testing over the completeness and accuracy of data inputs used by the Company in the estimation process, including historical collection experience and historical and expected cancellations. We compared the significant assumptions used by management to current business and economic trends and considered changes to the Company’s business and other relevant factors. We performed sensitivity analyses of the impact of changes to the assumptions on the resulting estimate of the implicit price concessions and cancellations. We also assessed the historical accuracy of management’s estimates based on subsequent cancellation and collection experience as a source of potential corroborative or contrary evidence regarding the assumptions used by management in the estimation process.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.
Nashville, Tennessee
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SmileDirectClub, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SmileDirectClub, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SmileDirectClub, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SmileDirectClub, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 28, 2023

Item 16. Form 10-K Summary

None.

SmileDirectClub, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$93,120	$224,860
Accounts receivable, net	143,082	184,558
Inventories	44,387	40,803
Prepaid and other current assets	16,830	17,519
Total current assets	297,419	467,740
Restricted cash	25,278	—
Accounts receivable, net, non-current	45,168	59,210
Property, plant and equipment, net	190,087	227,201
Operating lease right-of-use assets	21,141	24,927
Other assets	17,970	15,480
Total assets	$597,063	$794,558
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$30,513	$19,922
Accrued liabilities	65,937	122,066
Deferred revenue	13,646	20,258
Current portion of long-term debt	—	10,997
Other current liabilities	6,704	4,997
Total current liabilities	116,800	178,240
Long-term debt, net of current portion	849,379	729,973
Operating lease liabilities, net of current portion	16,082	20,352
Other long-term liabilities	—	347
Total liabilities	982,261	928,912
Equity (Deficit)
Class A common stock, par value $0.0001 and 124,785,562 shares issued and outstanding at December 31, 2022 and 119,280,781 shares issued and outstanding at December 31, 2021	12	12
Class B common stock, par value $0.0001 and 268,823,501 shares issued and outstanding at December 31, 2022 and 269,243,501 shares issued and outstanding at December 31, 2021	27	27
Additional paid-in-capital	475,034	448,867
Accumulated other comprehensive income	430	293
Accumulated deficit	(381,725)	(295,321)
Noncontrolling interest	(496,596)	(305,852)
Warrants	17,620	17,620
Total equity (deficit)	(385,198)	(134,354)
Total liabilities and equity (deficit)	$597,063	$794,558

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue, net	$436,965	$594,692	$607,373
Financing revenue	33,778	42,919	49,407
Total revenues	470,743	637,611	656,780
Cost of revenues	142,890	177,597	206,852
Gross profit	327,853	460,014	449,928
Marketing and selling expenses	290,231	388,450	322,919
General and administrative expenses	278,778	325,569	311,982
Lease abandonment and impairment of long-lived assets	1,289	1,481	25,457
Restructuring and other related costs	19,668	3,798	7,034
Loss from operations	(262,113)	(259,284)	(217,464)
Interest expense	17,961	23,154	45,010
Loss on extinguishment of debt	—	47,631	13,781
Other expense (income)	(1,579)	4,313	(878)
Net loss before provision for income tax expense (benefit)	(278,495)	(334,382)	(275,377)
Provision for income tax expense (benefit)	(642)	1,268	3,122
Net loss	(277,853)	(335,650)	(278,499)
Net loss attributable to noncontrolling interest	(191,449)	(233,208)	(200,133)
Net loss attributable to SmileDirectClub, Inc.	$(86,404)	$(102,442)	$(78,366)

Earnings (loss) per share of Class A common stock:
Basic	$(0.71)	$(0.87)	$(0.71)
Diluted	$(0.71)	$(0.87)	$(0.72)

Weighted average shares outstanding:
Basic	121,312,580	118,360,801	109,854,360
Diluted	390,210,985	387,775,890	385,200,442

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(277,853)	$(335,650)	$(278,499)
Other comprehensive income:
Foreign currency translation adjustment	457	1,295	663
Comprehensive loss	(277,396)	(334,355)	(277,836)
Comprehensive loss attributable to noncontrolling interests	(191,129)	(232,308)	(199,640)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(86,267)	$(102,047)	$(78,196)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity (Deficit)
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

SmileDirectClub, Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)
Net loss	—	—	—	—	—	—	(86,404)	(191,449)	—	(277,853)
Issuance of Class A shares in connection with equity-based awards	1,546,265	—	—	—	—	—	—	—	—	—
Issuance of Class A shares under public offerings, net of issuance costs	2,950,069	—	—	—	1,916	—	—	—	—	1,916
Exchange of Class B common stock for Class A common stock	420,000	(420,000)	—	—	(385)	—	—	385	—	—
Issuance of shares in connection with stock purchase plan	588,447	—	—	—	622	—	—	—	—	622
Equity-based compensation	—	—	—	—	26,608	—	—	—	—	26,608
Equity-based payments	—	—	—	—	(2,599)	—	—	—	—	(2,599)
Foreign currency translation adjustment	—	—	—	—	—	—	—	320	137	457
Other	—	—	—	—	5	—	—	—	—	5
Balance at December 31, 2022	124,785,562	268,823,501	$12	$27	$475,034	$17,620	$(381,725)	$(496,596)	$430	$(385,198)

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(277,853)	$(335,650)	$(278,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,395	70,113	56,390
Deferred loan cost amortization	5,897	5,148	4,407
Equity-based compensation	26,608	44,628	44,903
Loss on extinguishment of debt	—	47,631	13,594
Paid in kind interest expense	1,292	3,324	8,450
Asset impairment and related charges	2,902	1,481	27,767
Other non-cash operating activities	3,786	372	10,071
Changes in operating assets and liabilities:
Accounts receivable	55,518	49,560	52,400
Inventories	(4,227)	(11,775)	(11,602)
Prepaid and other current assets	689	(8,733)	(378)
Accounts payable	14,242	(11,296)	(7,670)
Accrued liabilities	(54,811)	10,039	(4,585)
Deferred revenue	(6,612)	(6,361)	1,184
Net cash used in operating activities	(158,174)	(141,519)	(83,568)
Investing Activities
Purchases of property, equipment, and intangible assets	(51,996)	(106,567)	(97,141)
Net cash used in investing activities	(51,996)	(106,567)	(97,141)
Financing Activities
IPO proceeds, net of discount and related fees	—	—	(1,155)
Proceeds from warrant exercise	—	—	922
Repurchase of Class A shares to cover employee tax withholdings	(2,599)	(10,028)	(9,901)
Proceeds from sale of Class A common stock under public offerings	1,916	—	—
Proceeds from stock purchase plan	622	1,031	—
Repayment of 2020 HPS Credit Facility	—	(396,497)	—
Payment of extinguishment costs	—	(37,701)	—
Proceeds from 2020 HPS Credit Facility and Warrants, net	—	—	388,000
Borrowings of long-term debt	114,920	747,500	16,807
Payments of issuance costs	(5,426)	(21,179)	(11,784)
Purchase of capped call transactions	—	(69,518)	—
Final payment of Align arbitration	—	(43,400)	—
Principal payments on long-term debt	—	(4,609)	(194,439)
Payments of finance leases	(6,447)	(11,055)	(10,138)
Other	462	1,173	663
Net cash provided by financing activities	103,448	155,717	178,975
Effect of exchange rates change on cash flow activities	260	505	—
Decrease in cash and restricted cash	(106,462)	(91,864)	(1,734)
Cash and restricted cash at beginning of period	224,860	316,724	318,458
Cash and restricted cash at end of period	$118,398	$224,860	$316,724

The accompanying notes are an integral part of these consolidated financial statements.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
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

SDC Inc. is a holding company. Its sole material asset is its equity interest in SDC Financial which, through its direct and indirect subsidiaries, conducts all of the Company’s operations. SDC Financial is a Delaware limited liability company and wholly owns SmileDirectClub, LLC (“SDC LLC”) (a Tennessee limited liability company) and Access Dental Labs (a Tennessee limited liability company). Because SDC Inc. is the managing member of SDC Financial, SDC Inc. indirectly operates and controls all of the business and affairs of SDC Financial and its subsidiaries.

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
For the year ended December 31, 2022
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

The consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” At December 31, 2022, the variable interest entities include 58 dentist owned PCs, and at December 31, 2021 the variable interest entities included 53 dentist owned PCs. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

entities should they occur. The accompanying consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic and Restructuring of Operations

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

Beginning in the second quarter of 2020, the Company performed a review of its real estate needs and initiated restructuring actions related to a real estate repositioning program that remains ongoing. As a result of these actions, the Company incurred one-time charges of approximately $5,279 during the year ended December 31, 2021, primarily associated with the closure and consolidation of many of our SmileShops, which is an on-going evaluation.

During the year ended December 31, 2022, the Company incurred one-time charges of approximately $20,957, primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. The Company will continue to operate in the United States, Canada, United Kingdom, Ireland, France and Australia, and will scale its presence in each, except France. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
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

The Company identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates (the number of times a customer is expected to order additional aligners), costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation, in making these estimates. Further, the Company’s process for estimating usage rates requires judgment and evaluation of inputs, including historical data and forecasted usages. Changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract. The Company uses the expected cost plus a margin approach to determine the SSP for performance obligations, and discounts are allocated to each performance obligation based on the relative SSP. However, any material changes in the allocation of the SSP could impact the timing of revenue recognition, which may have a material effect on the Company’s financial position and result of operations as the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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
For the year ended December 31, 2022
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

The following table summarizes revenue recognized for each product sold by the Company:

	Years Ended December 31,
	2022	2021	2020
Aligner revenue, net	$360,827	$517,552	$543,136
Financing revenue, net	33,778	42,919	49,407
Retainers and other products revenue	76,138	77,140	64,237
Total revenue	$470,743	$637,611	$656,780
Implicit price concessions, cancellations, and refunds included in total revenue	$94,648	$129,307	$138,841

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $470,743, $637,611, and $656,780 of revenue, respectively, of which $14,949, $22,550 and $19,750 was previously included in deferred revenue on the consolidated balance sheets as of December 31, 2021, 2020 and 2019, respectively.

Allowance for credit losses and other revenue adjustments: The Company records a provision to maintain an allowance for credit losses and other revenue adjustments that result from the failure or inability of its members or other partners to make required payments deemed collectible when the product was delivered, or customer returns resulting in cancellations or refunds. When determining the allowances for member receivables, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors. The Company also considers future economic trends in its estimation of expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, cancellations, and adjustments, net of recoveries, as well as an

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

analysis of the aged accounts receivable balances. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as a history of missed scheduled payments and customer service or production issues.

Activity in the allowance for credit losses and other revenue adjustments for the year ended December 31, 2022 was as follows:

Allowance for Credit Losses
Balance at December 31, 2021	$49,309
Current period provision for expected credit losses and other revenue adjustments	94,648
Write-offs and other adjustments charged against the allowance, net of recoveries	(96,197)
Refunds paid	(10,974)
Balance at December 31, 2022	$36,786

As of December 31, 2022 and 2021, $32,562 and $43,097 related to implicit price concessions and cancellation and adjustment reserves and is included in net receivables, respectively, and $4,224 and $6,212 related to refund reserves and is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the consolidated statements of operations upon shipment. The Company incurred $18,182, $22,892 and $23,036 in outsourced shipping expenses for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, the Company incurred marketing, selling, and advertising costs of $290,231, $388,450 and $322,919, respectively.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or their useful lives. Depreciation and amortization is included in cost of revenues, marketing and selling expenses, and general and administrative expenses depending on the purpose of the related asset.

Depreciation and amortization by financial statement line item were as follows:

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$22,389	$27,467	$24,718
Marketing and selling expenses	2,785	5,001	7,079
General and administrative expenses	49,221	37,645	24,593
Total	$74,395	$70,113	$56,390

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $873,888 and $747,500 in borrowings under its debt facilities (as discussed in Note 10) as of December 31, 2022 and 2021, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of December 31, 2022, the fair value of the 2026 Convertible Senior Notes was approximately $77,553 compared to its carrying value of $734,155. The Company entered into a 2022 HPS Credit Facility on April 27, 2022. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings for the 2022 HPS Credit Facility approximates fair value for each period reported.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at December 31, 2022 or 2021, or net revenue for the years ended December 31, 2022, 2021 and 2020.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
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

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information. On May 3, 2021, the Company announced that it experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021 (the “Incident”). During 2022, we received $8.0 million in insurance proceeds as final settlement related to reimbursement of expenses and business interruption as result of the Incident, which is included in Other expense (income) on the consolidated statement of operations.

Cash

Cash consists of all highly liquid investments with original maturities of less than three months. Cash is held in various financial institutions in the U.S. and internationally.

Restricted cash

Restricted cash primarily consists of cash restricted in connection with the 2022 HPS Credit Facility for the Company’s capital structure. Restricted cash is included under non-current assets for debt that will expire in more than one year from the balance sheet date.

Reconciliation of cash and restricted cash were as follows:

	Years Ended December 31,
	2022	2021
Cash	$93,120	$224,860
Restricted cash	25,278	—
Total cash and restricted cash	$118,398	$224,860

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method of inventory accounting. Inventory consists of raw materials for producing impression kits and aligners and finished goods. Inventory is net of shrinkage and obsolescence.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

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

Leases

The Company categorizes leases at their inception as either operating or finance leases. Lease agreements cover certain retail locations, office space, warehouse, manufacturing and distribution space and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt.

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the consolidated balance sheets and are amortized over useful life of the software which is generally a three-year to five-year period. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $20,264, $58,558 and $21,509, respectively, of internally developed software costs. Amortization expense for internally developed software was $27,791, $17,973 and $7,978 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

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

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. During the years ended December 31, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories

Inventories are comprised of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$16,763	$14,662
Finished goods	27,624	26,141
Total inventories	$44,387	$40,803

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$9,338	$11,496
Deposits to vendors	5,487	5,443
Other	2,005	580
Total prepaid and other current assets	$16,830	$17,519
Prepaid expenses, non-current	$1,127	$1,911
Deposits to vendors, non-current	727	967
Indefinite-lived intangible assets	7,971	7,155
Other intangible assets, net	2,486	2,458
Investments and other	5,659	2,989
Total other assets	$17,970	$15,480

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that an impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the years ended December 31, 2022 or 2021.

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes during the year ended December 31, 2022 resulting in one-time restructuring related charges of $20,957. These charges were primarily associated with lease buyouts, asset impairments related to the closure of regional operating centers and SmileShops, and employee-related costs, including severance and retention payments, associated with the previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand. Incentive retention payments will generally vest over a 12 month period ending March 2023 and were provided to certain team members as a result of the restructuring. The Company will continue to operate in the United States, Canada, United Kingdom, Ireland, France and Australia, and will scale its presence in each, except France. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$1,289	$586	$21,628
Impairment of operating lease right of use assets	—	895	3,829
	$1,289	$1,481	$25,457
Restructuring and other related charges:
Impairment of inventory	$643	$219	$786
Short-term lease termination fees	269	205	4,687
Other expenses including personnel related costs such as severance and retention	18,756	3,374	1,561
	$19,668	$3,798	$7,034

The balance of the unpaid accruals for the restructuring programs recorded in the consolidated balance sheet as of December 31, 2022 was $221 in accrued liabilities. The balance of paid unrecognized retention expense for the restructuring programs recorded in the consolidated balance sheet as of December 31, 2022 was $1,368 in prepaid expenses and other current assets.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	December 31,	December 31,
	2022	2021
Lab and SmileShop equipment	$96,034	$118,320
Computer equipment and software	230,481	178,508
Leasehold improvements	33,831	36,474
Furniture and fixtures	13,800	13,321
Vehicles	6,882	8,018
Construction in progress	8,577	23,182
	389,605	377,823
Less: accumulated depreciation	(199,518)	(150,622)
Property, plant and equipment, net	$190,087	$227,201

The carrying values of assets under finance leases were $0 and $10,163 as of December 31, 2022 and 2021, respectively, net of accumulated depreciation of $0 and $18,013, respectively.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

factored into the determination of lease payments when appropriate. Certain of the Company’s leased store locations have variable payments based upon scan volume as well as other variable property related costs. The Company does not separate lease and non-lease components of contracts.

Generally, the Company uses its estimated incremental borrowing rate to discount the lease payments based on information available at lease commencement, as most of its leases do not provide a readily determinable implicit interest rate. The Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments. All finance lease arrangements ended during the fourth quarter of 2022.

The following table presents lease-related assets and liabilities:

Leases Assets and Liabilities	Balance Sheet Classification	December 31,	December 31,
		2022	2021
Assets:
Operating leases	Operating lease right-of-use assets	$21,141	$24,927
Finance leases	Property, plant, and equipment, net	—	10,163
		$21,141	$35,090
Liabilities:
Operating leases	Other current liabilities	$6,336	$4,997
Finance leases	Current portion of long-term debt	—	10,997
Operating leases	Operating lease liabilities, net of current portion	16,082	20,352
		$22,418	$36,346
Weighted average remaining term:
Operating leases		4.1 years	4.8 years
Finance leases		—	0.8 years
Weighted average discount rate:
Operating leases(1)		4.99%	4.94%
Finance leases		—%	7.00%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2020.

The following table presents certain information related to lease expense for finance and operating leases:

Expense Category	Statement of Operations Classification	Years Ended December 31,
		2022	2021	2020
Finance lease expense:
Amortization of leased assets	Cost of revenues	$5,599	$9,208	$9,988
Interest on lease liabilities	Interest expense	413	1,265	2,062
Operating leases(3)		7,121	8,607	9,875
Short-term lease expense(3)		9,911	12,290	16,452
Variable lease expense(3)		475	728	3,249
Total lease expense		$23,519	$32,098	$41,626
(3) Expenses are included in “Cost of revenues”, “Marketing and selling expenses”, or “General and administrative expenses” in our consolidated statements of operations, depending on the purpose of the related asset.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Other Information

The following table represents supplemental cash flow information:

	Years Ended December 31,
	2022	2021
Cash paid for amounts used in the measurement of lease liabilities:
Cash used in operating activities	$6,799	$8,265
Cash used in investing activities	$—	$—
Cash used in financing activities	$6,447	$11,055

Maturities of Lease Liabilities

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet at December 31, 2022:

Operating Leases
2023	$7,309
2024	5,654
2025	4,295
2026	3,794
2027	3,467
2028 and thereafter	461
Total minimum lease payments	24,980
Amount representing interest	(2,562)
Present value of future minimum lease payments	22,418
Less: current portion	(6,336)
Long-term lease liabilities	$16,082

Note 8—Accrued Liabilities

Accrued liabilities were comprised of the following:

	December 31,	December 31,
	2022	2021
Accrued marketing and selling costs	$16,116	$37,883
Accrued payroll and payroll related expenses	11,214	15,829
Accrued sales tax and related costs	7,178	8,769
Other	31,429	59,585
Total accrued liabilities	$65,937	$122,066

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

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

The Company recorded an income tax expense (benefit) of $(642) for the year ended December 31, 2022 compared to an income tax expense of $1,268 during the year ended December 31, 2021. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Income Tax Expense (Benefit)

The components of loss before income taxes were as follows:

	Years Ended December 31,
	2022	2021	2020
Domestic	$(265,403)	$(320,870)	$(269,211)
Foreign	(13,092)	(13,512)	(6,166)
Loss before income taxes	$(278,495)	$(334,382)	$(275,377)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$441	$258	$1,169
State	379	359	642
Foreign	(1,113)	(12)	1253
Current income tax provision (benefit)	$(293)	$605	$3,064
Deferred:
Federal	$—	$—	$—
State	(485)	80	58
Foreign	136	583	—
Deferred income tax provision (benefit)	$(349)	$663	$58
Total income tax provision (benefit)	$(642)	$1,268	$3,122

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
Income attributable to noncontrolling interest and non taxable income	(13.4)%	(13.0)%	(13.2)%
State income tax, net of federal benefit	0.1%	(0.1)%	(0.1)%
Losses for which no benefit has been recognized	(9.7)%	(12.5)%	(0.4)%
Foreign rate differential	—%	0.2%	(0.1)%
Uncertain tax position	(0.1)%	(0.1)%	(0.5)%
Change in investment in partnership	2.3%	4.1%	(7.8)%
Effective income tax rate	0.2%	(0.4)%	(1.1)%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of tax carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the balances for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$260	$369
Accruals and reserves	6,976	4,411
Net operating loss carryforwards	147,676	111,413
Basis in partnership	157,867	173,092
Gross deferred tax assets	312,779	289,285
Valuation allowance	(311,195)	(288,506)
Net deferred tax assets	$1,584	$779
Deferred tax liabilities:
Depreciation and amortization	$(1,587)	$(814)
Other	(435)	(757)
Gross deferred tax liabilities	(2,022)	(1,571)
Net deferred tax liabilities	$(438)	$(792)

At December 31, 2022, the Company had unused federal net operating loss carryforwards (tax effected) for federal income tax purposes of $97,785, which can be carried forward indefinitely and may be used to offset future taxable income. In addition, the Company had unused net operating loss carryforwards (tax effected) for state income tax purposes of $42,801, which expire from 2029 through 2036. The Company also had unused net operating loss carryforwards (tax effected) for foreign income tax purposes of $7,090. Additionally, the Company has certain other deferred tax assets related to potential future tax benefits. All deferred tax assets are evaluated using positive and negative evidence as to their future realization. The Company considers recent historical losses to be significant negative evidence, and as such, records a valuation allowance against substantially all of its deferred tax assets.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

As of December 31, 2022, the Company maintained a valuation allowance of approximately $311,195 against its deferred tax assets. If there is a change in the Company’s assessment of the amount of deferred income tax assets that is realizable, adjustments to the valuation allowance will be made in future periods.

Unrecognized Tax Benefits

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$2,928	$2,555
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current year	421	438
Decreases for settlements with taxing authorities	—	—
Decreases for lapsing of the statute of limitations	(53)	(65)
Balance at end of year	$3,296	$2,928

The total amount of accrued interest and penalties were not significant as of December 31, 2022. The total amount of unrecognized tax benefit recorded during 2022 and 2021 was $3,296 and $2,928, respectively. All our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.

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

During the year ended December 31, 2022, the Company exchanged an aggregate of $1,001 in LLC Units in connection with the redemption of certain Continuing LLC Members, which resulted in an increase in the tax basis of the assets of SDC Financial subject to the provisions of the Tax Receivable Agreement. The Company has not recognized any additional liability under the Tax Receivable Agreement after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing LLC Members pursuant to the Tax Receivable Agreement during the years ended December 31, 2022 or 2021.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Note 10—Long-Term Debt

The Company’s debt and finance lease obligations are comprised of the following:

	December 31,	December 31,
	2022	2021
2026 Convertible Senior Notes, net of unamortized financing costs of $13,345 and $17,527, respectively	$734,155	$729,973
2022 HPS Credit Facility, net of unamortized financing costs of $2,516	115,224	—
Finance lease obligations	—	10,997
Total debt	849,379	740,970
Less current portion	—	(10,997)
Total long-term debt	$849,379	$729,973

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

The Company recorded $21,391 related to deferred financing costs of the Notes. During the years ended December 31, 2022 and 2021, the Company amortized deferred financing costs under the effective interest rate method of $4,267 and $3,811, respectively.

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
For the year ended December 31, 2022
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
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

The Capped Call Transactions are separate transactions entered into by the Company with each Option Counterparty, and are not part of the terms of the Notes and will not affect any noteholder’s rights under the Notes. Noteholders will not have any rights with respect to the Capped Call Transactions.

In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirror the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement.

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

2022 HPS Credit Facility

On April 27, 2022, SPV entered into a Loan Agreement (the “2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, certain lenders, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255,000.

The Company recorded $5,426 of deferred financing costs on the 2022 HPS Credit Facility. Of the $5,426 deferred financing costs, $2,713 is associated with the unused loan commitment amount and is presented as “Other assets” in the accompanying consolidated balance sheets. The remaining costs of $2,713 are amortized over the term of the loan. During the year ended December 31, 2022, the Company amortized under the effective interest rate method $219 of deferred financing costs.

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay a lender’s commitment fee of 2.75% per annum based on the unused facility amount. As required under the loan agreement, the total of $13,000 was deposited into the SDC Cash Reserve account on the closing date of the 2022 HPS Credit Facility. In December, 2022, we drew an additional $60,000 from 2022 HPS Credit Facility and deposited an additional $12,000 into the SDC Cash Reserve account..

Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS Credit Facility. As of December 31, 2022, the Company had $181,161 of its receivable collateralized as part of the 2022 HPS Credit Facility.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
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

As of December 31, 2022, the Company had $126,388 outstanding including the original discount of $10,200 and was in compliance with all covenants in the 2022 HPS Credit Facility. The permitted loan balance was $140,400 based on the underlying accounts receivable balances. Amounts drawn, up to $255,000 , but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of December 31, 2022.

HPS Warrants

In connection with the 2020 HPS Credit Facility, the Company issued warrants (“HPS Warrants”) to affiliates of HPS Investment Partners, LLC exercisable at any time into an aggregate of 3,889,575 shares of the Company’s Class A common stock, which amounted to 1% of the Company’s total outstanding Class A and Class B common stock, including the HPS Warrants, as of the closing date of the 2020 HPS Credit Facility, at an exercise price of $7.11 per share, payable in cash or pursuant to a cashless exercise. The HPS Warrants were recorded at their initial fair value of $17,620 and included within stockholders’ equity (deficit). The termination and payoff of the 2020 HPS Credit Facility did not impact the HPS Warrants.

Future Maturities

Annual future maturities of long-term debt, excluding unamortized financing costs, are as follows at December 31, 2022:

	2022 HPS Credit Facility	2026 Convertible Senior Notes	Total
2023	$—	$—	$—
2024	—	—	—
2025	126,388	—	126,388
2026	—	747,500	747,500
Total	$126,388	$747,500	$873,888

Note 11—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of December 31, 2022, SDC Inc. had 124,785,562 shares of Class A common stock outstanding, which

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of December 31, 2022, SDC Inc. had a 31.7% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the years ended December 31, 2022 and 2021. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Number of Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,664,122	$22.70	7.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(276,631)	23.00	—	—
Outstanding at December 31, 2022	1,387,491	$22.91	6.6	$—
Exercisable at December 31, 2022	1,387,491	$22.91	6.6	$—

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants during the year ended December 31, 2022.

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

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2021	4,837,161	$15.53
Granted	29,333,175	2.15
Vested	(1,697,096)	12.54
Forfeited	(5,341,409)	4.32
RSUs outstanding, December 31, 2022	27,131,831	$2.63

During the year ended December 31, 2021, there were 4,333,642 shares of RSUs granted with a weighted-average fair value of $11.00 per share. During the year ended December 31, 2020, there were 1,900,605 shares of RSUs granted with a weighted-average fair value of $9.07 per share. As of December 31, 2022, unrecognized RSUs compensation expense was $53,709. This expense is expected to be recognized over a weighted-average period of 2.7 years.

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

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the employees to purchase the Company’s shares.

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $26,608, $44,628 and $44,903 for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts are included in general and administrative expense on the consolidated statements of operations.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(277,853)	$(335,650)	$(278,499)
Less: Net loss attributable to noncontrolling interests	(191,449)	(233,208)	(200,133)
Net loss attributable to SDC Inc. - basic	(86,404)	(102,442)	(78,366)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(191,449)	(233,208)	(200,133)
Net loss attributable to SDC Inc. - diluted	$(277,853)	$(335,650)	$(278,499)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	121,312,580	118,360,801	109,854,360
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	268,898,405	269,415,089	275,346,082
Weighted average shares of Class A common stock outstanding - diluted	390,210,985	387,775,890	385,200,442

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.71)	$(0.87)	$(0.71)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.71)	$(0.87)	$(0.72)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Years Ended December 31,
	2022	2021	2020
Options	1,387,491	1,664,122	1,679,339
Restricted Stock Units	27,131,831	4,837,161	3,819,882
Warrants	3,889,575	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822	—
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

Note 15—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2022, 2021 and 2020, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $2,900, $3,141 and $3,202 to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 16—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services and costs totaled $7,469, $5,806 and $5,790 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
For the year ended December 31, 2022
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

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal. On March 18, 2022, the Tennessee Court of Appeals dismissed the Plaintiff's Section 12(a)(2) claims but affirmed the grant of certification. On October 24, 2022, Plaintiffs in the Franchi action described below moved to intervene in this action, and their motion was denied on December 6, 2022. The case is currently in discovery and the deadline for completion of fact discovery is June 13, 2023.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on November 14, 2022. The court held an initial case management conference on December 2, 2022. The case is currently in discovery and the deadline for completion of fact discovery is July 10, 2023.

In the Nurlybayev action, on January 10, 2020, the Defendants moved to dismiss or stay the entire action in favor of the related actions pending in Tennessee, which motion was granted and the case was dismissed on February 26, 2020. On June 19, 2020, Plaintiff Nurlybayev filed a substantially similar action in New York state court. On August 21, 2020, Defendants filed a motion to dismiss that action, which the Court granted on May 25, 2021. On January 31, 2022, Plaintiff filed a notice of appeal. On March 2, 2022, we filed our opposition. Plaintiff filed their reply brief on March 11, 2022. On April 5, 2022, the Court heard argument on the appeal and on May 25, 2022 the Court of Appeals granted our motion to dismiss. Plaintiff filed a notice of appeal, perfected his appeal on January 21, 2022, and the First Department affirmed dismissal of the action on May 5, 2022.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020. On November 4, 2022, and again on February 2, 2023, the parties agreed to extend the stay and will provide an update to the Court on May 3, 2023.

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

Some state dental boards have established new rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct its business as currently conducted in other states or have engaged in conduct so as to otherwise interfere with the Company’s ability to conduct its business. We have filed actions in federal court in Alabama, Georgia, and California against the state dental boards in those states, alleging violations by the dental boards of various laws, including the Sherman Act and the Commerce Clause. While a national orthodontic association has filed Amicus Briefs in support of the dental boards in both the Georgia and Alabama litigations and has filed a motion to do the same in California (which motion was denied), the FTC and DOJ filed joint Amicus Briefs in support of the Company in both the Alabama and Georgia matters. Both the Alabama and Georgia matters were then sent to the 11th Circuit Court of Appeals as a result of the dental boards in both states appealing the lower court’s decisions. Oral argument before the 11th Circuit Court of Appeals occurred in the Georgia matter on May 20, 2020, and in the Alabama matter on July 8, 2020. The FTC and DOJ participated in oral arguments in support of the Company. The DOJ’s antitrust chief presented in the Alabama matter. On August 11, 2020, the 11th Circuit Court of Appeals affirmed the Georgia district court’s denial of the board members’ motion to dismiss. On December 8, 2020, the 11th Circuit Court of Appeals voted to have a rehearing en banc. The FTC and DOJ filed an amicus and participated in oral argument that was held on February 23, 2021. On July 20, 2021, the 11th Circuit Court of Appeals ruled in the Company’s favor, finding that the Georgia Dental Board did not have an interlocutory right of appeal and therefore denied the Georgia Board’s appeal. On July 29, 2021, the 11th Circuit Court of Appeals also denied the Alabama Dental Board’s appeal. Both cases were remanded to the respective District Courts to proceed accordingly into the discovery phase. The FTC also filed its own complaint against the Alabama Board for violating the Sherman Act, which complaint resulted in the Alabama Dental Board entering into a Consent Order in September 2021 and settling the litigation with the Company in December 2021.

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims. Briefing on the Company’s motion for leave to file its amended Complaint is now complete and oral arguments occurred on November 15, 2022. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022 the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, 2022, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The parties are currently engaged in discovery, including preparing for mediation, engaging in discovery motions practice,

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

producing and reviewing documents responsive to requests for production, preparing for depositions, and preparing for expert discovery. The parties will attend mediation on March 8, 2023. Fact discovery is scheduled to close on June 15, 2023.

On July 12, 2021, the Australian Competition & Consumer Commission (“ACCC”) filed an Originating Application against SmileDirectClub, LLC and the Company’s Australian affiliate SmileDirectClub Aus Pty Ltd. The Originating Application alleges certain misstatements by the Company in connection with the availability of consumers having the ability to have private health care coverage cover a portion of their costs when seeking treatment through the Company’s telehealth platform. The Company and the ACCC have settled the matter with the terms of such settlement having been approved by the Court. Pursuant to such approved settlement, the Company will pay a set fine and costs to the ACCC and has implemented a redress program for potentially impacted customers so as to fully resolve the matter.

On August 27, 2020, Align Technology, Inc. filed an arbitration demand against SDC alleging that SDC breached the Amended and Restated Supply Agreement between the parties and SDC, subsequently, filed counterclaims against Align alleging breaches by Align under the Agreement. The arbitration is proceeding in two phases to address the parties’ claims. The hearing on the initial phase addressing Align’s claims and one of SDC’s counterclaims occurred in July 2022 and the second phase of the arbitration addressing the balance of SDC’s counter claims hearing occurred in February 2023. Closing briefing schedules and oral argument have not yet been scheduled on the matter. On October 27, 2022, the arbitrator issued an interim award against SDC on certain of Align’s claims, specifically stating that it was not final award, and that final award would be issued after the second phase of the arbitration and subsequent proceedings on attorneys’ fees, interest, and costs. A final award against SDC in this arbitration could be material to our financial statements. The Company denies the allegations and intends to vigorously defend its position in this arbitration.

On December 5, 2022, the District of Columbia filed a complaint against the Company in the Superior Court of the District of Columbia alleging certain violations of the District of Columbia Consumer Protection Procedures Act. The Company has filed a Motion to Dismiss and briefing on the Motion to Dismiss has been concluded. The Court has not ruled whether oral argument will be heard on this pending motion and no ruling date has been set. The Company denies the allegations and intends to vigorously defend its position in this litigation.

On January 3, 2023, Align Technology, Inc. filed a complaint against the Company and certain of its officers and founders in the United States District Court for the Northern District of California purporting to set forth claims for alleged false advertising in violation of the Lanham Act, 15 U.S.C. § 1125(A); Racketeer & Corrupt Organizations Act, 18 U.S.C. § 1964(c); California Business & Prof. Code, §§ 17200, 17500, et seq.; and Arizona Anti-Racketeering Statute, A.R.S. § 13-2314. The Company denies the allegations and intends to vigorously defend its position in this litigation.

Tax Receivable Agreement

As described in Note 9, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement (“TRA”) until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the years ended December 31, 2022 and 2021, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $29,900 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 18—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For the year ended December 31, 2022, approximately 83.9% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
	North America	Rest of World	Total
Revenue	$395,076	$75,667	$470,743

Net loss before provision for income tax expense (benefit)	$(211,100)	$(67,395)	$(278,495)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$62,786	$11,609	$74,395
Interest expense	17,887	74	17,961
Lease abandonment and impairment of long-lived assets	93	1,196	1,289
Restructuring and other related costs	15,041	4,627	19,668
Equity-based compensation	23,026	3,582	26,608
Other non-operating general and administrative losses (gains)	(458)	4,419	3,961
Adjusted EBITDA	$(92,725)	$(41,888)	$(134,613)

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

	Year Ended December 31, 2021
	North America	Rest of World	Total
Revenue	$525,366	$112,245	$637,611

Net loss before provision for income tax expense (benefit)	$(236,177)	$(98,205)	$(334,382)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$57,734	$12,379	$70,113
Interest expense	22,920	234	23,154
Lease abandonment and impairment of long-lived assets	1,301	180	1,481
Restructuring and other related costs	1,323	2,475	3,798
Loss on extinguishment of debt	47,585	46	47,631
Equity-based compensation	37,429	7,199	44,628
Other non-operating general and administrative losses	2,812	7,561	10,373
Adjusted EBITDA	$(65,073)	$(68,131)	$(133,204)

	Year Ended December 31, 2020
	North America	Rest of World	Total
Revenue	$568,775	$88,005	$656,780

Net loss before provision for income tax expense (benefit)	$(220,161)	$(55,216)	$(275,377)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$48,119	$8,271	$56,390
Interest expense	43,844	1,166	45,010
Lease abandonment and impairment of long-lived assets	25,457	—	25,457
Restructuring and other related costs	6,648	386	7,034
Loss on extinguishment of debt	13,781	—	13,781
Equity-based compensation	38,562	6,341	44,903
Other non-operating general and administrative losses (gains)	6,955	(1,237)	5,718
Adjusted EBITDA	$(36,795)	$(40,289)	$(77,084)

Note 19—Supplemental Cash Flow

The supplemental cash flow information comprised of the following for the years ended December 31:

	2022	2021	2020
Interest paid	$13,617	$18,035	$30,900
Income taxes paid	$1,224	$—	$—
Purchases of property and equipment included in accounts payable	$4,955	$13,094	$11,809

SmileDirectClub, Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2022
(in thousands, except share/unit data and per share/unit amounts)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Distribution Agreement, dated November 7, 2022, by and among SmileDirectClub, Inc., SDC Financial LLC and UBS Securities LLC.	8-K	001-39037	1.1	11/8/2022
3.1	Amended and Restated Certificate of Incorporation of SmileDirectClub, Inc.	8-K	001-39037	3.1	9/17/2019
3.2	Amended and Restated By-laws of SmileDirectClub, Inc.	8-K	001-39037	3.2	9/17/2019
4.1	Voting Agreement by and among David Katzman and the parties named therein	8-K	001-39037	10.3	9/17/2019
4.2	Registration Rights Agreement	S-1/A	333-233315	4.2	9/9/2019
4.3	Description of Common Stock	10-K	001-39037	4.3	3/12/2021
4.4	Form of Warrants to Purchase Class A Common Stock of SmileDirectClub, Inc. issued May 12, 2020.	10-Q	001-39037	4.1	5/15/2020
4.5	Indenture, dated as of February 9, 2021, between SmileDirectClub, Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-39037	4.1	2/10/2021
4.6	Form of certificate representing the 0.00% Convertible Senior Notes due 2026.	8-K	001-39037	4.2	2/10/2021
10.1	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-233315	10.1	9/9/2019
10.2	Seventh Amended and Restated Limited Liability Company Agreement of SDC Financial LLC	8-K	001-39037	10.1	9/17/2019
10.3	Tax Receivable Agreement, by and among SmileDirectClub, Inc. and certain holders described therein	8-K	001-39037	10.2	9/17/2019
10.5	SmileDirectClub, Inc. 2019 Omnibus Incentive Plan	S-8	333-233773	4.1	9/16/2019
10.6	SmileDirectClub, Inc. 2019 Stock Purchase Plan	S-8	333-233773	4.2	9/16/2019
10.7	Form of SmileDirectClub, Inc. Change in Control Severance Agreement	S-1/A	333-233315	10.7	9/9/2019
10.8	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice	S-1	333-233315	10.8	8/16/2019
10.9	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Stock Option Grant Notice	S-1/A	333-233315	10.9	9/9/2019
10.10*	Form of SmileDirectClub, Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Grant Notice
10.11	Form of Capped Call Confirmation.	8-K	001-39037	10.1	2/10/2021
10.12*	Summary of SmileDirectClub, Inc. Compensation for Non-Employee and Non-Affiliated Directors
10.13*	SmileDirectClub Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Grant Notice (for Non-Employee and Non-Affiliated Directors)
10.14	Loan Agreement, dated as of April 27, 2022, by and among SDC U.S. SmilePay SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent	8-K	001-39037	10.1	4/28/2022
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (Included in Signature Page)

Incorporated by Reference
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

February 28, 2023	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

February 28, 2023	/s/ Troy Crawford
Date	Troy Crawford
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

SMILEDIRECTCLUB, INC.
(Registrant)

February 28, 2023	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

February 28, 2023	/s/ Troy Crawford
Date	Troy Crawford
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 28, 2023	/s/ Steven Katzman
Date	Steven Katzman
Chief Operating Officer and Director

February 28, 2023	/s/ Jordan Katzman
Date	Jordan Katzman
Director

February 28, 2023	/s/ Alexander Fenkell
Date	Alexander Fenkell
Director

February 28, 2023	/s/ Susan Greenspon Rammelt
Date	Susan Greenspon Rammelt
Chief Legal Officer, Secretary, and Director

February 28, 2023	/s/ Edward W. Ward III
Date	Edward W. Ward III
Director

February 28, 2023	/s/ Richard F. Wallman
Date	Richard F. Wallman
Director

February 28, 2023	/s/ Alex Dimitrief
Date	Alex Dimitrief
Director

February 28, 2023	/s/ Linda Marie Williams
Date	Linda Marie Williams
Director