Form 10-Q
period 2023-03-31
SmileDirectClub, Inc.
filed 2023-05-09
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2023:
Class A Common Stock: 132,446,148
Class B Common Stock: 268,623,501

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of SmileDirectClub, Inc. (“SmileDirectClub,” “Company,” “us,” “we,” or “our”) contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond our control. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Among the factors that could cause our financial performance to differ materially from that suggested by the forward-looking statements are:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Cash	$59,125	$93,120
Accounts receivable, net	135,708	143,082
Inventories	40,031	44,387
Prepaid and other current assets	16,725	16,830
Total current assets	251,589	297,419
Restricted cash	27,129	25,278
Accounts receivable, net, non-current	47,809	45,168
Property, plant and equipment, net	181,739	190,087
Operating lease right-of-use assets	18,826	21,141
Other assets	18,514	17,970
Total assets	$545,606	$597,063
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$34,880	$30,513
Accrued liabilities	53,815	65,937
Deferred revenue	16,837	13,646
Other current liabilities	6,711	6,704
Total current liabilities	112,243	116,800
Long-term debt, net of current portion	860,197	849,379
Operating lease liabilities, net of current portion	14,618	16,082
Other long-term liabilities	421	—
Total liabilities	987,479	982,261
Equity (Deficit)
Class A common stock, par value $0.0001 and 130,974,872 shares issued and outstanding at March 31, 2023 and 124,785,562 shares issued and outstanding at December 31, 2022	13	12
Class B common stock, par value $0.0001 and 268,623,501 shares issued and outstanding at March 31, 2023 and 268,823,501 shares issued and outstanding at December 31, 2022	27	27
Additional paid-in-capital	483,511	475,034
Accumulated other comprehensive income	529	430
Accumulated deficit	(403,144)	(381,725)
Noncontrolling interest	(540,429)	(496,596)
Warrants	17,620	17,620
Total equity (deficit)	(441,873)	(385,198)
Total liabilities and equity (deficit)	$545,606	$597,063

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$112,835	$142,512
Financing revenue	6,942	9,134
Total revenues	119,777	151,646
Cost of revenues	32,892	43,066
Gross profit	86,885	108,580
Marketing and selling expenses	72,201	96,711
General and administrative expenses	65,164	70,793
Lease abandonment and impairment of long-lived assets	947	1,232
Restructuring and other related costs	7,754	11,532
Loss from operations	(59,181)	(71,688)
Interest expense	7,709	1,556
Other expense (income)	(1,484)	1,423
Net loss before provision for income tax expense (benefit)	(65,406)	(74,667)
Provision for income tax expense (benefit)	321	(1,463)
Net loss	(65,727)	(73,204)
Net loss attributable to noncontrolling interest	(44,308)	(50,623)
Net loss attributable to SmileDirectClub, Inc.	$(21,419)	$(22,581)

Earnings (loss) per share of Class A common stock:
Basic	$(0.17)	$(0.19)
Diluted	$(0.16)	$(0.19)

Weighted average shares outstanding:
Basic	129,769,504	120,191,790
Diluted	398,588,561	389,297,928

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(65,727)	$(73,204)
Other comprehensive income:
Foreign currency translation adjustment	304	516
Comprehensive loss	(65,423)	(72,688)
Comprehensive loss attributable to noncontrolling interests	(44,103)	(50,267)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(21,320)	$(22,421)

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

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity (Deficit)
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	124,785,562	268,823,501	$12	$27	$475,034	$17,620	$(381,725)	$(496,596)	$430	$(385,198)
Net loss	—	—	—	—	—	—	(21,419)	(44,308)	—	(65,727)
Issuance of Class A shares in connection with equity-based awards	4,777,511	—	1	—	(1)	—	—	—	—	—
Issuance of Class A shares under public offerings, net of issuance costs	1,211,799	—	—	—	798	—	—	—	—	798
Exchange of Class B common stock for Class A common stock	200,000	(200,000)	—	—	(270)	—	—	270	—	—
Equity-based compensation	—	—	—	—	6,630	—	—	—	—	6,630
Equity-based payments	—	—	—	—	1,346	—	—	—	—	1,346
Foreign currency translation adjustment	—	—	—	—	—	—	—	205	99	304
Other	—	—	—	—	(26)	—	—	—	—	(26)
Balance at March 31, 2023	130,974,872	268,623,501	$13	$27	$483,511	$17,620	$(403,144)	$(540,429)	$529	$(441,873)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(65,727)	$(73,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,873	18,916
Deferred loan cost amortization	1,591	1,078
Equity-based compensation	6,630	5,306
Paid in kind interest expense	1,227	—
Asset impairment and related charges	1,015	1,367
Other non-cash operating activities	1,560	1,079
Changes in operating assets and liabilities:
Accounts receivable	4,733	3,241
Inventories	4,288	1,785
Prepaid and other current assets	(498)	(7,258)
Accounts payable	4,750	(2,137)
Accrued liabilities	(11,210)	(11,012)
Deferred revenue	3,191	(425)
Net cash used in operating activities	(32,577)	(61,264)
Investing Activities
Purchases of property, plant and equipment	(8,041)	(15,118)
Net cash used in investing activities	(8,041)	(15,118)
Financing Activities
Repurchase of Class A shares to cover employee tax withholdings	(638)	(1,847)
Proceeds from sale of Class A common stock under public offerings	798	—
Borrowings of long-term debt	8,000	—
Payments of finance leases	—	(2,404)
Other	278	562
Net cash provided by (used in) financing activities	8,438	(3,689)
Effect of exchange rates change on cash flow activities	36	(42)
Decrease in cash and restricted cash	(32,144)	(80,113)
Cash and restricted cash at beginning of period	118,398	224,860
Cash and restricted cash at end of period	$86,254	$144,747

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

SmileDirectClub is an oral care company and creator of the first MedTech platform for teeth straightening. Through the Company’s cutting-edge teledentistry technology and vertically integrated model, it is revolutionizing the oral care industry, from clear aligner therapy to its affordable, premium oral care product line. SmileDirectClub’s mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. SmileDirectClub is headquartered in Nashville, Tennessee and operates in the U.S., Costa Rica, Puerto Rico, Canada, Australia, United Kingdom and Ireland.

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

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” The variable interest entities include 58 dentist owned PCs at March 31, 2023 and at December 31, 2022. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Company provides the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying interim condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic and Restructuring of Operations

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

During the quarter ended March 31, 2023, the Company incurred one-time charges of approximately $8,701, primarily associated with asset impairments and employee-related costs including severance payments. In 2023, the Company announced suspension of operations in France in addition to previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand in 2022. The Company will continue to operate in the United States, Canada, United Kingdom, Ireland, and Australia, and will scale its presence in each country. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended March 31,
	2023	2022
Aligner revenue, net	$94,442	$118,928
Financing revenue, net	6,942	9,134
Retainers and other products revenue	18,393	23,584
Total revenue	$119,777	$151,646
Implicit price concessions, cancellations, and refunds included in total revenue	$24,275	$28,409

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. During the three months ended March 31, 2023 and 2022, the Company recognized $119,777 and $151,646 of revenue, respectively. Of the Company’s revenues recognized during the three months ended March 31, 2023 and 2022, $5,331 and $10,244 was previously included in deferred revenue on the balance sheets as of December 31, 2022 and 2021, respectively.

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

Activity in the allowance for credit losses and other revenue adjustments for the quarter ended March 31, 2023 was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at December 31, 2022	$36,786
Current period provision for expected credit losses and other revenue adjustments	24,277
Write-offs and other adjustments charged against the allowance, net of recoveries	(17,695)
Refunds paid	(1,778)
Balance at March 31, 2023	$41,590

As of March 31, 2023 and December 31, 2022, $37,136 and $32,562 related to implicit price concessions and cancellation and adjustment reserves and is included in net receivables, respectively, and $4,454 and $4,224 related to refund reserves and is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the interim condensed consolidated statements of operations upon shipment. The Company incurred $4,972 and $5,659 in outsourced shipping expenses for the three months ended March 31, 2023 and 2022, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three months ended March 31, 2023 and 2022, the Company incurred marketing, selling, and advertising costs of $72,201 and $96,711, respectively.

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

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$4,605	$5,843
Marketing and selling expenses	429	964
General and administrative expenses	10,839	12,109
Total	$15,873	$18,916

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $883,146 and $873,888 in borrowings under its debt facilities (as discussed in Note 9) as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of March 31, 2023, the fair value of the 2026 Convertible Senior Notes (as defined below) was approximately $74,750 compared to its carrying value of $735,211. The Company entered into a 2022 HPS Credit Facility (as defined below) on April 27, 2022. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings for the 2022 HPS Credit Facility approximates fair value for each period reported.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at March 31, 2023 or December 31, 2022, or net revenue for the three months ended March 31, 2023 and 2022.

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

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information. On May 3, 2021, the Company announced that it experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021 (the “Incident”). During 2022, we received $8000, in insurance proceeds as final settlement related to reimbursement of expenses and business interruption as result of the Incident.

Cash

Cash consists of all highly liquid investments with original maturities of less than three months. Cash is held in various financial institutions in the U.S. and internationally.

Restricted cash

Restricted cash primarily consists of cash restricted in connection with the 2022 HPS Credit Facility (as defined below) for the Company’s capital structure. Restricted cash is included under non-current assets for debt that will expire in more than one year from the balance sheet date.

Reconciliation of cash and restricted cash were as follows:

	March 31,	December 31,
	2023	2022
Cash	$59,125	$93,120
Restricted cash	27,129	25,278
Total cash and restricted cash	$86,254	$118,398

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the interim condensed consolidated balance sheets and are amortized over the useful life of the software which is generally a three-year to five-year period. During the three months ended March 31, 2023 and 2022, the Company capitalized $6,953 and $3,755, respectively, of internally developed software costs. Amortization expense for internally developed software was $7,455 and $5,781 for the three months ended March 31, 2023, and 2022, respectively.

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

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. As of March 31, 2023 and December 31, 2022, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$13,682	$16,763
Finished goods	26,349	27,624
Total inventories	$40,031	$44,387

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	March 31,	December 31,
	2023	2022
Prepaid expenses	$10,879	$9,338
Deposits to vendors	5,328	5,487
Other	518	2,005
Total prepaid and other current assets	$16,725	$16,830
Prepaid expenses, non-current	$939	$1,127
Deposits to vendors, non-current	680	727
Indefinite-lived intangible assets	8,036	7,971
Other intangible assets, net	2,988	2,486
Investments and other	5,871	5,659
Total other assets	$18,514	$17,970

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the three months ended March 31, 2023 or 2022.

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes during the three months ended March 31, 2023 resulting in restructuring related charges of $8,701. These charges were primarily associated with asset impairments and employee-related costs, including severance payments. In 2023, the Company announced suspension of operations in France in addition to the previously announced suspension of operations in Austria, Germany, Hong Kong, Mexico, Netherlands, New Zealand, Singapore and Spain in 2022. The Company will continue to operate in Australia, Canada, Ireland, United Kingdom and United States and will scale its presence in each country. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Three Months Ended March 31,
	2023	2022
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$192	$1,232
Impairment of operating lease right-of-use assets	755	—
	$947	$1,232
Restructuring and other related charges:
Impairment of inventory	$136	$454
Short-term lease termination fees	124	192
Other expenses including personnel related costs such as severance and retention	7,494	10,886
	$7,754	$11,532

The balance of the unpaid accruals for the restructuring programs recorded in the interim condensed consolidated balance sheet as of March 31, 2023 was $515 in accrued liabilities.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	March 31,	December 31,
	2023	2022
Lab and SmileShop equipment	$95,988	$96,034
Computer equipment and software	239,696	230,481
Leasehold improvements	31,139	33,831
Furniture and fixtures	13,300	13,800
Vehicles	6,888	6,882
Construction in progress	8,194	8,577
	395,205	389,605
Less: accumulated depreciation	(213,466)	(199,518)
Property, plant and equipment, net	$181,739	$190,087

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2023	2022
Accrued marketing and selling costs	$12,008	$16,116
Accrued payroll and payroll related expenses	8,833	11,214
Accrued sales tax and related costs	7,340	7,178
Other	25,634	31,429
Total accrued liabilities	$53,815	$65,937

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

The Company recorded an income tax expense of $321 for the three months ended March 31, 2023 compared to an income tax expense (benefit) of $(1,463) for the three months ended March 31, 2022. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Note 9—Long-Term Debt

The Company’s debt obligations are comprised of the following:

	March 31,	December 31,
	2023	2022
2026 Convertible Senior Notes, net of unamortized financing costs $12,289 and $13,345, respectively	$735,211	$734,155
2022 HPS Credit Facility, net of unamortized financing costs of $2,371 and $2,516, respectively	124,986	115,224
Total long-term debt	$860,197	$849,379

2026 Convertible Senior Notes

On February 9, 2021, the Company issued $650,000 principal amount of the Company’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”). The Company also granted the initial purchasers of the Notes an option to purchase up to an additional $97,500 aggregate principal amount of the Notes (“Option Notes”). On February 9, 2021, the initial purchasers of the Notes exercised their option to purchase $70,000 aggregate principal amount of the Option Notes (the “First Greenshoe Exercise”). The sale of the Option Notes from the First Greenshoe Exercise closed on February 12, 2021. On February 11, 2021, the initial purchasers of the Notes exercised the remaining portion of their option to purchase $27,500 aggregate principal amount of the Option Notes (the “Second Greenshoe Exercise” and the Option Notes

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

issued in connection with the Second Greenshoe Exercise, the “Second Greenshoe Option Notes”). The sale of the Second Greenshoe Option Notes closed on February 16, 2021.

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

The Company recorded $21,391 related to deferred financing costs of the Notes. During the three months ended March 31, 2023, the Company amortized deferred financing costs under the effective interest rate method of $1,056.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The Company recorded $5,426 of deferred financing costs on the 2022 HPS Credit Facility. Of the $5,426 deferred financing costs, $2,713 is associated with the unused loan commitment amount and is presented as “Other assets” in the accompanying interim condensed consolidated balance sheets. The remaining costs of $2,713 are amortized over the term of the loan. During the quarter ended March 31, 2023, the Company amortized under the effective interest rate method $329 of deferred financing costs.

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay a lender’s commitment fee of 2.75% per annum based on the unused facility amount. As required under the loan agreement, 20% of the loan amount for a total of $27,000 was held into the SDC Cash Reserve account as reflected within restricted cash line on the balance sheet.

Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS Credit Facility. As of March 31, 2023, the Company had $179,651 of its receivable collateralized as part of the 2022 HPS Credit Facility.

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

As of March 31, 2023, the Company had $135,646 outstanding including the original discount of $10,200 and was in compliance with all covenants in the 2022 HPS Credit Facility. The permitted loan balance was $142,861 based on the underlying accounts receivable balances. Amounts drawn, up to $255,000, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of March 31, 2023.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Future Maturities

Annual future maturities of long-term debt, excluding unamortized financing costs, are as follows as of March 31, 2023:

	2022 HPS Credit Facility	2026 Convertible Senior Notes	Total
2023 (remaining)	$—	$—	$—
2024	—	—	—
2025	135,646	—	135,646
2026	—	747,500	747,500
2027	—	—	—
Total	$135,646	$747,500	$883,146

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial, and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of March 31, 2023, SDC Inc. had 130,974,872 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of March 31, 2023, SDC Inc. had a 32.8% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the three months ended March 31, 2023 and 2022. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Number of Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,387,491	$22.91	6.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(12,500)	12.21	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2023	1,374,991	$23.00	6.5	$—
Exercisable at March 31, 2023	1,374,991	$23.00	6.5	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants during the three months ended March 31, 2023.

Restricted Stock Units

The Company granted RSUs to certain team members that generally vest annually over two to four years or after four years from the date of grant, subject to the recipient’s continued employment or service to the Company through each vesting date.

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	27,131,831	$2.63
Granted	19,054,573	0.54
Vested	(6,411,636)	3.59
Forfeited	(1,996,975)	2.00
RSUs outstanding, March 31, 2023	37,777,793	$1.54

As of March 31, 2023, unrecognized RSUs compensation expense was $53,694. This expense is expected to be

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

recognized over a weighted average period of 2.7 years.

During the quarter ended March 31, 2022, there were 23,999,293 shares of RSUs granted with a weighted-average fair value of $2.35 per share.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $6,630 and $5,306 for the three months ended March 31, 2023 and 2022, respectively. Amounts are included in general and administrative expense on the interim condensed consolidated statements of operations.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(65,727)	$(73,204)
Less: Net loss attributable to noncontrolling interests	(44,308)	(50,623)
Net loss attributable to SDC Inc. - basic	(21,419)	(22,581)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(44,308)	(50,623)
Net loss attributable to SDC Inc. - diluted	$(65,727)	$(73,204)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	129,769,504	120,191,790
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	268,819,057	269,106,138
Weighted average shares of Class A common stock outstanding - diluted	398,588,561	389,297,928

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.17)	$(0.19)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.16)	$(0.19)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended March 31,
	2023	2022
Options	1,374,991	1,435,863
Restricted Stock Units	37,777,793	26,759,341
Warrants	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822
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

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three months ended March 31, 2023 and 2022, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $580 and $835 to the 401(k) plan for the three months ended March 31, 2023 and 2022, respectively.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services and costs totaled $1,578 and $2,269 for the three months ended March 31, 2023 and 2022, respectively.

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

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan, and New York against the Company, members of the Company’s board of directors, certain of its current or former officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19-cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All the actions are in the preliminary discovery stage. The Company denies any alleged wrongdoing and is vigorously defending against these actions.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on November 14, 2022. The court held an initial case management conference on December 2, 2022. The case is currently in discovery and the deadline for completion of fact discovery has been extended to August 14, 2023.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020. On November 4, 2022, and again on February 2, 2023, the parties agreed to extend the stay and provide an update to the Court on May 3, 2023.

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court stayed the consumer claims pending the appeal. On June 25, 2021, the appellate court reversed the district court and remanded with instructions to order the intervening plaintiff to mandatory binding arbitration. On September 20, 2022, the administrative AAA arbitrator confirmed that the consumer claims are subject to binding arbitration on an individual basis. All remaining consumer claims remain stayed. On October 13, 2021, the Court entered an Amended Scheduling Order, effectively staying merits discovery on the provider plaintiff claims, and setting deadlines of March 30, 2022, to complete class certification fact discovery and September 2, 2022, to complete briefing on motions regarding class certification. Class certification fact discovery was substantially completed on March 30, 2022 with the briefing on class certification currently stayed pending further discovery being sought by the Company. No hearing date on the impending class certification motion or trial date has been scheduled. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims. Briefing on the Company’s motion for leave to file its amended Complaint is now complete and oral arguments occurred on November 15, 2022. On March 31, 2023, the Court granted in part and denied in part the Company’s motion for leave to file its amended Complaint. The matter is now proceeding back to the discovery phase. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022, the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, 2022, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The parties are currently engaged in discovery, including preparing for mediation, engaging in discovery motions practice, producing and reviewing documents responsive to requests for production, preparing for depositions, and preparing for expert discovery. The parties have attended mediation on March 8, 2023 and settlement discussions are ongoing. Fact discovery is scheduled to close on June 15, 2023.

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

On August 27, 2020, Align Technology, Inc. (“Align”) filed an arbitration demand against SDC alleging that SDC breached the Amended and Restated Supply Agreement (the “Align Agreement”) between the parties and SDC, subsequently, filed counterclaims against Align alleging breaches by Align under the Align Agreement. The arbitration is proceeding in two phases to address the parties’ claims. The hearing on the initial phase addressing Align’s claims and one of SDC’s counterclaims occurred in July 2022 and the second phase of the arbitration addressing the balance of SDC’s counter claims hearing occurred in February 2023. Closing briefing schedules and oral argument have not yet been scheduled on the matter. On October 27, 2022, the arbitrator issued an interim award against SDC on certain of Align’s claims, specifically stating that it was not final award, and that final award would be issued after the second phase of the arbitration and subsequent proceedings on attorneys’ fees, interest, and costs. A final award against SDC in this arbitration could be material to our financial statements. The second phase of the arbitration addressing the Company’s counter claim, was held from February 21st through the 23rd, 2023. Post closing briefing has been concluded and the arbitrator has indicated that he intends to issue an interim award on this phase by June 11, 2023. The Company denies the allegations and intends to vigorously defend its position in this arbitration.

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

On January 3, 2023, Align filed a complaint against the Company and certain of its officers and founders in the United States District Court for the Northern District of California, Align Technology v. SmileDirectClub, LLC et al., Case No. 3:23-cv-00023 (N.D. Calif), purporting to set forth claims for alleged false advertising in violation of the Lanham Act, 15 U.S.C. § 1125(A); Racketeer & Corrupt Organizations Act, 18 U.S.C. § 1964(c); California Business & Prof. Code, §§ 17200, 17500, et seq.; and Arizona Anti-Racketeering Statute, A.R.S. § 13-2314. The Company denies the allegations and has filed motions to dismiss the claims. Briefing on the motions to dismiss have been completed and oral argument is set for May 4, 2023. The Company denies the allegations and intends to vigorously defend its position in this litigation.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement (“TRA”) until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. During the three months ended March 31, 2023 and 2022, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $35,200 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For the three months ended March 31, 2023, approximately 82.9% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the three months ended March 31, 2023 and 2022.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	Three Months Ended March 31, 2023
	North America	Rest of World	Total
Revenue	$99,311	$20,466	$119,777

Net loss before provision for income tax expense (benefit)	$(48,206)	$(17,200)	$(65,406)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$13,483	$2,390	$15,873
Interest expense	7,687	22	7,709
Lease abandonment and impairment of long-lived assets	947	—	947
Restructuring and other related costs	5,834	1,920	7,754
Equity-based compensation	5,679	951	6,630
Other non-operating general and administrative losses	96	(74)	22
Adjusted EBITDA	$(14,480)	$(11,991)	$(26,471)

	Three Months Ended March 31, 2022
	North America	Rest of World	Total
Revenue	$129,030	$22,616	$151,646

Net loss before provision for income tax expense (benefit)	$(54,029)	$(20,638)	$(74,667)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$15,554	$3,362	$18,916
Interest expense	1,534	22	1,556
Lease abandonment and impairment of long-lived assets	—	1,232	1,232
Restructuring and other related costs	8,510	3,022	11,532
Equity-based compensation	4,537	769	5,306
Other non-operating general and administrative losses	869	815	1,684
Adjusted EBITDA	$(23,025)	$(11,416)	$(34,441)

Note 18—Subsequent Events

No subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical interim condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, disclosed elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2022, particularly under the heading “Risk Factors.”

See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and the creator of the first MedTech platform for teeth straightening. Through our cutting-edge teledentistry technology and vertically integrated model, we are revolutionizing the oral care industry, from clear aligner therapy to our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, United Kingdom, and Ireland.

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended March 31, 2023 and 2022, we shipped 59,645 and 62,705 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted customer.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended March 31, 2023 and 2022 was $1,949 and $1,917, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select customers.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below and in the section titled “Risk Factors” included in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the first quarter of 2023, we introduced the SmileDirectClub CarePlus initiative (“SDC Care+”) which features a hybrid in-person or remote treatment approach and elevated service offering designed to appeal to those who want the assurance of beginning treatment at a dentist office with the added convenience of a teledentistry option. SDC Care+ will be priced at $3,900 or less than $115 per month with SmilePay, and includes two years of complementary retainers, a dedicated concierge team including licensed dental assistants and hygienists and remote or in-person check-ins with a Partner Network dentist. The program is now available in four major U.S. markets (San Diego, Sacramento, Orlando and Denver) and will soon expand to further Partner Network offices across the U.S.
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

We had no data loss from, or other loss of assets as a result of the Incident, including any exposure of customer or team member information. The Incident, however, caused delays and disruptions to parts of our business, including treatment planning, manufacturing operations, and product delivery. We maintain insurance coverage for certain expenses and potential liabilities that may be associated with the Incident. The Incident had a material impact on business operations and financial results in the second quarter of fiscal 2021, including a delay in fulfilling customer orders. As a result, we experienced a decrease to revenue and increase to certain costs associated with our response to the Incident. During 2022, we received $8.0 million in insurance proceeds as final settlement related to reimbursement of expenses and business interruption as result of the Incident.

Efficient acquisition of new customers

•Visits to our website: During the first quarter of 2023, we averaged approximately 3-4 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website

•Conversions from visits to aligner orders: From our website, individuals can either sign up for a SmileShop appointment, order a doctor prescribed impression kit or book an appointment at an affiliated dentist or orthodontist office, which we refer to as our “Partner Network,” to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve customer experience from website visit through SmileShop and Partner Network appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.

•Referrals: During the first quarter of 2023, we remained strong on our member experience with referrals reaching 19% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our customer referrals.

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

Provision for income tax expense (benefit)

We are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of SDC Financial, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur tax expenses related to our operations, as well as payments under the Tax Receivable Agreement. We receive a portion of any distributions made by SDC Financial. Any cash received from such distributions from our subsidiaries will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. See Note 8 to our interim condensed consolidated financial statements.

Adjusted EBITDA

To supplement our interim condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we also present Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.

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

(in thousands)	Three Months Ended March 31,
	2023	2022
Statements of Operations Data:
Total revenues	$119,777	$151,646
Cost of revenues	32,892	43,066
Gross profit	86,885	108,580
Marketing and selling expenses	72,201	96,711
General and administrative expenses	65,164	70,793
Lease abandonment and impairment of long-lived assets	947	1,232
Restructuring and other related costs	7,754	11,532
Loss from operations	(59,181)	(71,688)
Total interest expense	7,709	1,556
Other expense (income)	(1,484)	1,423
Net loss before provision for income tax expense (benefit)	(65,406)	(74,667)
Provision for income tax expense (benefit)	321	(1,463)
Net loss	(65,727)	(73,204)
Net loss attributable to non-controlling interest	(44,308)	(50,623)
Net loss attributable to SDC Inc.	$(21,419)	$(22,581)
Other Data:
Adjusted EBITDA	$(26,471)	$(34,441)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended March 31,
	2023	2022
Net loss	$(65,727)	$(73,204)
Depreciation and amortization	15,873	18,916
Total interest expense	7,709	1,556
Income tax expense (benefit)	321	(1,463)
Lease abandonment and impairment of long-lived assets	947	1,232
Restructuring and other related costs	7,754	11,532
Equity-based compensation	6,630	5,306
Other non-operating general and administrative losses	22	1,684
Adjusted EBITDA	$(26,471)	$(34,441)

Comparison of the three months ended March 31, 2023 and 2022

Revenues

Revenues decreased $31.9 million, or 21.0%, to $119.8 million in the three months ended March 31, 2023 from $151.6 million in the three months ended March 31, 2022. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the three months ended March 31, 2023 and 2022, revenues for the U.S. and Canada were approximately $99.3 million and $129.0 million, or 82.9% and 85.1% of total revenues, respectively, and revenues for the rest of world were approximately $20.5 million and $22.6 million, or 17.1% and 14.9%, respectively.

Cost of revenues

Cost of revenues decreased $10.2 million, or 23.6%, to $32.9 million in the three months ended March 31, 2023 from $43.1 million in the three months ended March 31, 2022. Cost of revenues decreased as a percentage of revenues from 28.4% in the three months ended March 31, 2022 to 27.5% in the three months ended March 31, 2023, primarily due to increased efficiency in our manufacturing process as a result of the cost control measures put in place at the beginning of the year when compared to the prior year. The decrease in overall cost of revenues in the current year as compared to the prior year is primarily due to producing a lower number of aligners in the current year.

Gross margin increased to 72.5% in the three months ended March 31, 2023 from 71.6% in the three months ended March 31, 2022, primarily as a result of the factors described above.

Marketing and selling expenses

Marketing and selling expenses as a percentage of revenues decreased to 60.3% in the three months ended March 31, 2023 from 63.8% in the three months ended March 31, 2022, and decreased to $72.2 million in the three months ended March 31, 2023 from $96.7 million in the three months ended March 31, 2022. The decrease in marketing and selling expense as a percentage of sales was primarily due to higher marketing efficiencies and cost control measures put in place at the beginning of the year. Total marketing and selling expenses decreased by $24.5 million compared to the prior year due to the Company’s increased focus on efficiency and cost control.

General and administrative expenses

General and administrative expenses decreased $5.6 million, or 8.0%, to $65.2 million in the three months ended March 31, 2023 from $70.8 million in the three months ended March 31, 2022. The decrease was primarily due to lower personnel and support costs resulting from restructuring and cost control activities we have undertaken since the first quarter of 2023.     General and administrative expenses as a percent of revenue increased from 46.7% in the three months ended March 31, 2022 to 54.4% in the three months ended March 31, 2023, primarily due to the deleveraging of fixed costs associated with the decrease in sales.

Lease abandonment, impairment of long-lived assets and restructuring and other related costs

Lease abandonment, impairment of long-lived assets, store closure and other related costs were $8.7 million for the three months ended March 31, 2023, compared to $12.8 million for the three months ended March 31, 2022. The charges in the current year quarter are primarily associated with the realignment of our operating programs and global workforce to further hone focus on our core business and technology enabled innovation portfolio and introduce additional cost savings to the Company’s operating plan in order to enable growth and sustainable positive cash flow. The costs associated with the strategic actions explained above that the Company undertook in January 2023, include lease abandonment and impairment of long-lived assets of $0.9 million and $7.8 million for restructuring and other related costs primarily made up of employee costs, including severance, and costs associated with suspending operations in certain international countries. In the three months ended March 31, 2022, lease abandonment and impairment of long-lived asset costs were $1.2 million and restructuring and other related costs were $11.6 million which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes.

Interest expense

Interest expense increased $6.2 million to $7.7 million in the three months ended March 31, 2023 from $1.6 million in the three months ended March 31, 2022, primarily as a result of borrowings on our 2022 HPS Credit Facility.

Other expense (income)

Other expense (income) decreased $2.9 million to $1.5 million in the three months ended March 31, 2023 from expense of $1.4 million in the three months ended March 31, 2022. The decrease in expense was primarily due to the impact of unrealized foreign currency translation adjustments.

Provision for income tax expense (benefit)

Our provision for income tax expense was $0.3 million for the three months ended March 31, 2023 and our income tax benefit was $1.5 million for the three months ended March 31, 2022. The change in expense in the current year compared to the prior year is primarily associated with return to provision adjustments recorded in the first quarter of 2022.

Adjusted EBITDA

For the three months ended March 31, 2023, Adjusted EBITDA was negative $26.5 million compared to negative $34.4 million for the three months ended March 31, 2022. The improvement in Adjusted EBITDA was primarily due to an increase in marketing and selling efficiency and cost control initiatives put in place since the first quarter of fiscal 2022. These initiatives have helped offset the decrease in aligner revenue as a result of the effects of the macroeconomic factors discussed previously. For the three months ended March 31, 2023, Adjusted EBITDA for the U.S. and Canada combined was a negative $14.5 million, and Adjusted EBITDA for the rest of world for the three months ended March 31, 2023 was negative $12.0 million.

Liquidity and Capital Resources

As of March 31, 2023, SDC Inc. had cash on hand of $86.3 million including $27.1 million in restricted cash, an accumulated deficit of $403.1 million and had working capital of $139.3 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirror the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement. On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (“the 2022 HPS Credit Facility”) by and among SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. As of March 31, 2023, the outstanding balance on the 2022 HPS Credit Facility was $135.6 million. The permitted loan balance was $142.9 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of March 31, 2023.

On November 7, 2022, we entered into a distribution agreement with UBS Securities LLC, with respect to an at -the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Class A common stock having an aggregate offering price of up to $100.0 million. The shares to be sold, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267370), which was filed with the Securities and Exchange Commission on September 9, 2022, and which was declared effective on October 4, 2022. As of March 31, 2023, the Company sold $2.8 million of Class A common stock pursuant to the distribution agreement and has $97.2 million available.

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund all of our operations and expenses. We depend on the payment of distributions by our subsidiaries, and such distributions may be restricted as a result of regulatory restrictions, state and international laws regarding distributions, or contractual agreements, including agreements governing indebtedness. For a discussion of those restrictions, see “Risk Factors—Risks Related to Our Organization and Structure—We are a holding company. Our sole material asset is our equity interest in SDC Financial, and as such, we depend on our subsidiaries for cash to fund all of our expenses, including taxes and payments under the Tax Receivable Agreement” included in our Annual Report on Form 10-K for the year ended December 31, 2022. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(32,577)	$(61,264)
Net cash used in investing activities	(8,041)	(15,118)
Net cash provided by (used in) financing activities	8,438	(3,689)
Effect of exchange rates change on cash flow activities	36	(42)
Decrease in cash and restricted cash	(32,144)	(80,113)
Cash and restricted cash at beginning of period	118,398	224,860
Cash and restricted cash at end of period	$86,254	$144,747

Comparison of the three months ended March 31, 2023 and 2022

As of March 31, 2023, we had $86.3 million in cash and restricted cash, a decrease of $58.5 million compared to $144.7 million as of March 31, 2022.

Cash used in operating activities decreased to $32.6 million during the three months ended March 31, 2023 compared to $61.3 million in the three months ended March 31, 2022, or a decrease of $28.7 million, primarily due to the improvement in net loss during the period when adjusted for non-cash items, and an improvement in working capital usage, primarily accounts payable due to the timing of payment during the quarter when compared to the prior year.

Cash used in investing activities decreased to $8.0 million during the three months ended March 31, 2023, compared to $15.1 million in the three months ended March 31, 2022. The decrease in cash used in investing was primarily due to cost reduction activities including a more focused investment portfolio on near-term profit projects. Cash used in investing activities primarily consists of purchases of manufacturing automation equipment and investments in technology equipment and software.

Cash provided by financing activities was $8.4 million during the three months ended March 31, 2023, compared to cash used in financing activities of $3.7 million in the three months ended March 31, 2022. Cash provided by financing activities during the three months ended March 31, 2023 primarily consists of net borrowings under our long-term debt facility of $8 million.

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

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS Credit Facility. As of March 31, 2023, the outstanding balance on the 2022 HPS Credit Facility was $135.6 million. The permitted loan balance was $142.9 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of March 31, 2023.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare the interim condensed consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2022 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the quarter ended March 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2023. However, the risks and uncertainties we face are not limited to those described in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

SMILEDIRECTCLUB, INC.
(Registrant)

May 9, 2023	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2023	/s/ Troy Crawford
Date	Troy Crawford
Chief Financial Officer
(Principal Financial and Accounting Officer)