Form 10-Q
period 2023-06-30
SmileDirectClub, Inc.
filed 2023-08-08
CIK 1775625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2023:
Class A Common Stock: 133,984,160
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SmileDirectClub, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Cash	$28,934	$93,120
Accounts receivable, net	130,131	143,082
Inventories	35,557	44,387
Prepaid and other current assets	17,871	16,830
Total current assets	212,493	297,419
Restricted cash	29,058	25,278
Accounts receivable, net, non-current	48,646	45,168
Property, plant and equipment, net	175,078	190,087
Operating lease right-of-use assets	13,309	21,141
Other assets	20,128	17,970
Total assets	$498,712	$597,063
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$35,686	$30,513
Accrued liabilities	54,524	65,937
Deferred revenue	14,909	13,646
Other current liabilities	6,608	6,704
Total current liabilities	111,727	116,800
Long-term debt, net of current portion	863,412	849,379
Operating lease liabilities, net of current portion	13,265	16,082
Other long-term liabilities	419	—
Total liabilities	988,823	982,261
Equity (Deficit)
Class A common stock, par value $0.0001 and 133,603,162 shares issued and outstanding at June 30, 2023 and 124,785,562 shares issued and outstanding at December 31, 2022	13	12
Class B common stock, par value $0.0001 and 268,623,501 shares issued and outstanding at June 30, 2023 and 268,823,501 shares issued and outstanding at December 31, 2022	27	27
Additional paid-in-capital	489,344	475,034
Accumulated other comprehensive income	439	430
Accumulated deficit	(420,918)	(381,725)
Noncontrolling interest	(576,636)	(496,596)
Warrants	17,620	17,620
Total equity (deficit)	(490,111)	(385,198)
Total liabilities and equity (deficit)	$498,712	$597,063

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$94,702	$116,802	$207,537	$259,314
Financing revenue	7,096	8,994	14,038	18,128
Total revenues	101,798	125,796	221,575	277,442
Cost of revenues	28,884	34,075	61,776	77,141
Gross profit	72,914	91,721	159,799	200,301
Marketing and selling expenses	49,646	71,191	121,847	167,902
General and administrative expenses	59,748	72,320	124,912	143,113
Lease abandonment and impairment of long-lived assets	4,811	—	5,758	1,232
Restructuring and other related costs	3,709	3,168	11,463	14,700
Loss from operations	(45,000)	(54,958)	(104,181)	(126,646)
Interest expense	8,527	4,454	16,236	6,010
Other expense (income)	(223)	5,818	(1,707)	7,241
Net loss before provision for income tax expense (benefit)	(53,304)	(65,230)	(118,710)	(139,897)
Provision for income tax expense (benefit)	492	256	813	(1,207)
Net loss	(53,796)	(65,486)	(119,523)	(138,690)
Net loss attributable to noncontrolling interest	(36,022)	(45,181)	(80,330)	(95,804)
Net loss attributable to SmileDirectClub, Inc.	$(17,774)	$(20,305)	$(39,193)	$(42,886)

Earnings (loss) per share of Class A common stock:
Basic	$(0.13)	$(0.17)	$(0.30)	$(0.36)
Diluted	$(0.13)	$(0.17)	$(0.30)	$(0.36)

Weighted average shares outstanding:
Basic	132,422,182	120,818,400	131,103,171	120,507,211
Diluted	401,045,683	389,665,923	399,823,910	389,483,239

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(53,796)	$(65,486)	$(119,523)	$(138,690)
Other comprehensive loss:
Foreign currency translation adjustment	(275)	1,654	29	2,170
Comprehensive loss	(54,071)	(63,832)	(119,494)	(136,520)
Comprehensive loss attributable to noncontrolling interests	(36,207)	(44,041)	(80,310)	(94,308)
Comprehensive loss attributable to SmileDirectClub, Inc.	$(17,864)	$(19,791)	$(39,184)	$(42,212)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity (Deficit)
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2022	120,433,220	268,993,501	$12	$27	$452,153	$17,620	$(317,902)	$(355,900)	$453	$(203,537)
Net loss	—	—	—	—	—	—	(20,305)	(45,181)	—	(65,486)
Issuance of Class A shares in connection with equity-based awards	120,057	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	170,000	(170,000)	—	—	(166)	—	—	166	—	—
Issuance of shares in connection with stock purchase plan	272,645	—	—	—	429	—	—	—	—	429
Equity-based compensation	—	—	—	—	8,560	—	—	—	—	8,560
Equity-based payments	—	—	—	—	(108)	—	—	—	—	(108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,140	514	1,654
Other	—	—	—	—	(48)	—	—	—	—	(48)
Balance at June 30, 2022	120,995,922	268,823,501	$12	$27	$460,820	$17,620	$(338,207)	$(399,775)	$967	$(258,536)

Balance at December 31, 2021	119,280,781	269,243,501	$12	$27	$448,867	$17,620	$(295,321)	$(305,852)	$293	$(134,354)
Net loss	—	—	—	—	—	—	(42,886)	(95,804)	—	(138,690)
Issuance of Class A shares in connection with equity-based awards	1,295,141	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	420,000	(420,000)	—	—	(385)	—	—	385	—	—
Issuance of shares in connection with stock purchase plan	—	—	—	—	429	—	—	—	—	429
Equity-based compensation	—	—	—	—	13,866	—	—	—	—	13,866
Equity-based payments	—	—	—	—	(1,955)	—	—	—	—	(1,955)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,496	674	2,170
Other	—	—	—	—	(2)	—	—	—	—	(2)
Balance at June 30, 2022	120,995,922	268,823,501	$12	$27	$460,820	$17,620	$(338,207)	$(399,775)	$967	$(258,536)

SmileDirectClub, Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(in thousands, except share data and per share amounts)

	SmileDirectClub, Inc. Stockholders’ Equity (Deficit)
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-in Capital	Warrants	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2023	130,974,872	268,623,501	$13	$27	$483,511	$17,620	$(403,144)	$(540,429)	$529	$(441,873)
Net loss	—	—	—	—	—	—	(17,774)	(36,022)	—	(53,796)
Issuance of Class A shares in connection with equity-based awards	1,214,791	—	—	—	—	—	—	—	—	—
Issuance of Class A shares in connection with acquisition of Smile.com	600,000	—	—	—	260	—	—	—	—	260
Issuance of shares in connection with stock purchase plan	813,499	—	—	—	276	—	—	—	—	276
Equity-based compensation	—	—	—	—	5,345	—	—	—	—	5,345
Equity-based payments	—	—	—	—	(77)	—	—	—	—	(77)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(185)	(90)	(275)
Other	—	—	—	—	29	—	—	—	—	29
Balance at June 30, 2023	133,603,162	268,623,501	$13	$27	$489,344	$17,620	$(420,918)	$(576,636)	$439	$(490,111)

Balance at December 31, 2022	124,785,562	268,823,501	$12	$27	$475,034	$17,620	$(381,725)	$(496,596)	$430	$(385,198)
Net loss	—	—	—	—	—	—	(39,193)	(80,330)	—	(119,523)
Issuance of Class A shares in connection with equity-based awards	5,992,302	—	1	—	(1)	—	—	—	—	—
Issuance of Class A shares under public offerings, net of issuance costs	1,211,799	—	—	—	798	—	—	—	—	798
Issuance of Class A shares in connection with acquisition of Smile.com	600,000	—	—	—	260	—	—	—	—	260
Exchange of Class B common stock for Class A common stock	200,000	(200,000)	—	—	(270)	—	—	270	—	—
Issuance of shares in connection with stock purchase plan	813,499	—	—	—	276	—	—	—	—	276
Equity-based compensation	—	—	—	—	11,975	—	—	—	—	11,975
Equity-based payments	—	—	—	—	1,269	—	—	—	—	1,269
Foreign currency translation adjustment	—	—	—	—	—	—	—	20	9	29
Other	—	—	—	—	3	—	—	—	—	3
Balance at June 30, 2023	133,603,162	268,623,501	$13	$27	$489,344	$17,620	$(420,918)	$(576,636)	$439	$(490,111)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SmileDirectClub, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(119,523)	$(138,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,391	38,496
Deferred loan cost amortization	3,484	2,329
Equity-based compensation	11,975	13,866
Paid in kind interest expense	2,549	—
Asset impairment and related charges	5,836	6,300
Other non-cash operating activities	2,968	1,102
Changes in operating assets and liabilities:
Accounts receivable	9,473	22,147
Inventories	8,762	(2,307)
Prepaid and other current assets	(3,045)	(6,377)
Accounts payable	5,436	16,726
Accrued liabilities	(10,987)	(29,790)
Deferred revenue	1,263	(2,906)
Net cash used in operating activities	(50,418)	(79,104)
Investing Activities
Purchases of property, plant and equipment	(18,285)	(32,872)
Net cash used in investing activities	(18,285)	(32,872)
Financing Activities
Repurchase of Class A shares to cover employee tax withholdings	(715)	(2,340)
Proceeds from sale of Class A common stock under public offerings	798	—
Proceeds from stock purchase plan	276	429
Borrowings of long-term debt	8,000	54,920
Payments of issuance costs	—	(5,426)
Payments of finance leases	—	(4,808)
Other	32	2,553
Net cash provided by financing activities	8,391	45,328
Effect of exchange rates change on cash flow activities	(94)	52
Decrease in cash and restricted cash	(60,406)	(66,596)
Cash and restricted cash at beginning of period	118,398	224,860
Cash and restricted cash at end of period	$57,992	$158,264

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

The interim condensed consolidated financial statements include the accounts of variable interest entities in which the Company is the primary beneficiary under the provisions of Accounting Standards Codification (‘‘ASC”) Topic 810, ‘‘Consolidation.” The variable interest entities include 58 dentist owned PCs at June 30, 2023 and at December 31, 2022. The Company is a dental service organization and does not engage in the practice of dentistry. All clinical services are provided by dentists and orthodontists who are engaged as independent contractors or otherwise engaged by the dentist-owned PCs. The Company contracts with the PCs and dentists and orthodontists through a suite of agreements, including but not limited to, management services agreements, supply agreements, and licensing agreements, pursuant to which the Company provides

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

the administrative, non-clinical management services to the PCs and independent contractors. The Company has the contractual right to manage the activities that most significantly impact the variable interest entities’ economic performance through these agreements without engaging in the corporate practice of dentistry. Additionally, the Company would absorb substantially all of the expected losses of these entities should they occur. The accompanying interim condensed consolidated statements of operations reflect the revenue earned and the expenses incurred by the PCs.

COVID-19 Pandemic and Restructuring of Operations

Although increasing rates of vaccinations across the globe and decreasing governmental restrictions have begun to lessen the impact of COVID-19, the Company continues to navigate the uncertain and unprecedented economic and operating conditions resulting from COVID-19 and its protracted duration.

The Company incurred one-time charges of approximately of $8,520 and $17,221 for the three and six months ended June 30, 2023, primarily associated with asset impairments and employee-related costs including severance payments. In 2023, the Company announced suspension of operations in France in addition to previously announced suspension of operations in Mexico, Spain, Germany, Netherlands, Austria, Hong Kong, Singapore and New Zealand in 2022. The Company will continue to operate in the United States, Canada, United Kingdom, Ireland, and Australia, and will scale its presence in each country. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

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

The Company bills its customers either upfront for the full cost of aligners or monthly through its SmilePay financing program, which involves a down payment and a fixed amount per month for up to 28 months. The Company’s accounts receivable related to the SmilePay financing program are reported at the amount expected to be collected on the interim condensed consolidated balance sheets, which considers implicit price concessions. Financing revenue from its accounts receivable is recognized based on the contractual market interest rate with the customer, net of implicit price concessions. There are no fees or origination costs included in accounts receivable.

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

The following table summarizes revenue recognized for each product sold by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aligner revenue, net	$76,002	$99,032	$170,444	$217,960
Financing revenue, net	7,096	8,994	14,038	18,128
Retainers and other products revenue	18,700	17,770	37,093	41,354
Total revenue	$101,798	$125,796	$221,575	$277,442
Implicit price concessions, cancellations, and refunds included in total revenue	$18,966	$23,910	$43,241	$52,319

Deferred Revenue: Deferred revenue represents the Company’s contract liability for performance obligations associated with sales of aligners. For the three and six months ended June 30, 2023 and 2022, the Company recognized revenue of $101,798, $125,796, $221,575 and $277,442, respectively. Of the Company’s revenues for the three and six months ended June 30, 2023 and 2022, $2,743, $2,856, $8,074, and $13,100 was previously included in deferred revenue on the balance sheets as of December 31, 2022 and 2021, respectively.

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

Activity in the allowance for credit losses and other revenue adjustments through the period ended June 30, 2023 was as follows:

Accounts Receivable Allowance for Credit Losses
Balance at December 31, 2022	$36,786
Current period provision for expected credit losses and other revenue adjustments	24,277
Write-offs and other adjustments charged against the allowance, net of recoveries	(17,695)
Refunds paid	(1,778)
Balance at March 31, 2023	$41,590
Current period provision for expected credit losses and other revenue adjustments	18,964
Write-offs and other adjustments charged against the allowance, net of recoveries	(18,786)
Refunds paid	(1,602)
Balance at June 30, 2023	$40,166

As of June 30, 2023 and December 31, 2022, $35,745 and $32,562 related to implicit price concessions and cancellation and adjustment reserves is included in net receivables, respectively, and $4,421 and $4,224 related to refund reserves is included in current liabilities in the accompanying consolidated balance sheets, respectively.

Shipping and Handling Costs

Shipping and handling charges are recorded in cost of revenues in the interim condensed consolidated statements of operations upon shipment. The Company incurred $3,524, $4,279, $8,496, and $9,938 in outsourced shipping expenses for the three and six months ended June 30, 2023 and 2022, respectively.

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

Marketing and Selling Expenses

Marketing and selling expenses include direct online and offline marketing and advertising costs, costs associated with intraoral imaging services, selling labor, and occupancy costs of SmileShop locations. All marketing and selling expenses, including advertising, are expensed as incurred. For the three and six months ended June 30, 2023 and 2022, the Company incurred marketing, selling, and advertising costs of $49,646, $71,191, $121,847, and $167,902, respectively.

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

Depreciation and amortization by financial statement line item were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$4,832	$5,676	$9,437	$11,519
Marketing and selling expenses	348	862	777	1,826
General and administrative expenses	10,338	13,042	21,177	25,151
Total	$15,518	$19,580	$31,391	$38,496

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

The Company’s financial instruments consist of cash, current and non-current receivables, accounts payable, debt instruments, and derivative financial instruments. Due to their short-term nature, the carrying values of cash, current receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $884,437 and $873,888 in borrowings under its debt facilities (as discussed in Note 9) as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s debt facilities is based upon market quotes and trades by investors in partial interests of these instruments (Level 2). As of June 30, 2023, the fair value of the 2026 Convertible Senior Notes (as defined below) was approximately $60,734 compared to its carrying value of $736,280. The Company entered into a 2022 HPS Credit Facility (as defined below) on April 27, 2022. Based on market interest rates (Level 2 inputs), the carrying value of the borrowings for the 2022 HPS Credit Facility approximates fair value for each period reported.

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

The Company provides credit to customers in the normal course of business. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 1% or more of the Company’s accounts receivable at June 30, 2023 or December 31, 2022, or net revenue for the three and six months ended June 30, 2023 and 2022.

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

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information. On May 3, 2021, the Company announced that it experienced a systems outage that was caused by a cybersecurity incident on April 14, 2021 (the “Incident”). During 2022, we received $8,000, in insurance proceeds as final settlement related to reimbursement of expenses and business interruption as result of the Incident.

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

Reconciliation of cash and restricted cash were as follows:

	June 30,	December 31,
	2023	2022
Cash	$28,934	$93,120
Restricted cash	29,058	25,278
Total cash and restricted cash	$57,992	$118,398

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

Internally Developed Software Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment in the interim condensed consolidated balance sheets and are amortized over the useful life of the software which is generally a three-year to five-year period. For the three and six months ended June 30, 2023 and 2022, the Company capitalized $7,495, $5,019, $14,448, and $8,774, respectively, of internally developed software costs. Amortization expense for internally developed software was $7,754, $6,911, $15,209, and $12,692 for the three and six months ended June 30, 2023, and 2022, respectively.

Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. The Company’s estimates of future cash flows attributable to long-lived assets require significant judgment based on its historical and anticipated results and are subject to many assumptions. The estimation of

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

fair value utilizing a discounted cash flow approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. The impairment charges, which were based on our measurements of the estimated fair values of those assets, are categorized as Level 2 within the valuation hierarchy.

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

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LLC Members, pursuant to which SDC Inc. agreed to pay the Continuing LLC Members 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that SDC Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges by Continuing LLC Members and (b) tax benefits related to imputed interest deemed to be paid by SDC Inc. as a result of the Tax Receivable Agreement. As of June 30, 2023 and December 31, 2022, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 3—Inventories

Inventories are comprised of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$11,459	$16,763
Finished goods	24,098	27,624
Total inventories	$35,557	$44,387

Note 4—Prepaid and Other Assets

Prepaid and other assets are comprised of the following:

	June 30,	December 31,
	2023	2022
Prepaid expenses	$11,158	$9,338
Deposits to vendors	5,231	5,487
Other	1,482	2,005
Total prepaid and other current assets	$17,871	$16,830
Prepaid expenses, non-current	$804	$1,127
Deposits to vendors, non-current	1,004	727
Indefinite-lived intangible assets	8,082	7,971
Other intangible assets, net	3,602	2,486
Investments and other	6,636	5,659
Total other assets	$20,128	$17,970

In March 2019, the Company purchased an intangible asset related to manufacturing. The Company evaluates the carrying value of this indefinite-lived intangible asset at least annually or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that impairment in value may have occurred. There were no impairment charges related to the Company’s indefinite-lived intangible assets for the three and six months ended June 30, 2023 or 2022.

Note 5—Lease Abandonment, Impairment of Long-lived Assets, Restructuring and Other Related Charges

The Company implemented changes for the three and six months ended June 30, 2023 resulting in restructuring related charges of $8,520 and $17,221, respectively. These charges were primarily associated with asset impairments and employee-related costs, including severance payments. In 2023, the Company announced suspension of operations in France in addition to the previously announced suspension of operations in Austria, Germany, Hong Kong, Mexico, Netherlands, New Zealand, Singapore and Spain in 2022. The Company will continue to operate in Australia, Canada, Ireland, United Kingdom and United States and will scale its presence in each country. With these changes, the Company implemented a reduction in workforce to right-size its operating structure so it is tailored to the countries in which the Company will continue to operate and focus. The Company continues to evaluate its SmileShops and other properties to determine if it will further rationalize its footprint to better align with marketplace demand, including the direct and indirect effects of the COVID-19 pandemic. Additional future restructuring charges may result from the Company’s real estate repositioning and optimization initiatives.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table summarizes lease abandonment and impairment of long-lived assets and restructuring and other related charges for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease abandonment and impairment of long-lived assets:
Impairment of property, plant and equipment	$713	$—	$905	$1,232
Impairment of operating lease right-of-use assets	4,098	—	4,853	—
	$4,811	$—	$5,758	$1,232
Restructuring and other related charges:
Impairment of inventory	$—	$189	$68	$643
Short-term lease termination fees	367	66	491	258
Other expenses including personnel related costs such as severance, debt restructuring and vendor exit costs	3,342	2,913	10,904	13,799
	$3,709	$3,168	$11,463	$14,700

The balance of the unpaid accruals for the restructuring programs recorded in the interim condensed consolidated balance sheet as of June 30, 2023 was $784 in accrued liabilities.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment were comprised of the following:

	June 30,	December 31,
	2023	2022
Lab and SmileShop equipment	$96,034	$96,034
Computer equipment and software	249,063	230,481
Leasehold improvements	30,900	33,831
Furniture and fixtures	11,994	13,800
Vehicles	6,893	6,882
Construction in progress	7,568	8,577
	402,452	389,605
Less: accumulated depreciation	(227,374)	(199,518)
Property, plant and equipment, net	$175,078	$190,087

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 7—Accrued Liabilities

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2023	2022
Accrued marketing and selling costs	$8,292	$16,116
Accrued payroll and payroll related expenses	11,627	11,214
Accrued sales tax and related costs	7,860	7,178
Other	26,745	31,429
Total accrued liabilities	$54,524	$65,937

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

The Company recorded an income tax expense of $492 and $813 for three and six months ended June 30, 2023, respectively, compared to an income tax expense (benefit) of $256 and $(1,207) for the three and six months ended June 30, 2022, respectively. The Company’s income tax expense may vary from the expense that would be expected based on statutory rates due principally to its organizational structure and recognition of valuation allowances against deferred tax assets.

Note 9—Long-Term Debt

The Company’s debt obligations are comprised of the following:

	June 30,	December 31,
	2023	2022
2026 Convertible Senior Notes, net of unamortized financing costs $11,220 and $13,345, respectively	$736,280	$734,155
2022 HPS Credit Facility, net of unamortized financing costs of $2,181 and $2,516, respectively	127,132	115,224
Total long-term debt	$863,412	$849,379

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

The Company recorded $21,391 related to deferred financing costs of the Notes. For the three and six months ended June 30, 2023, the Company amortized deferred financing costs under the effective interest rate method of $1,069 and $2,125, respectively

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including the Company’s trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Company recorded $5,426 of deferred financing costs on the 2022 HPS Credit Facility. Of the $5,426 deferred financing costs, $2,713 is associated with the unused loan commitment amount and is presented as “Other assets” in the accompanying interim condensed consolidated balance sheets. The remaining costs of $2,713 are amortized over the term of the loan. For the three and six months ended June 30, 2023, the Company amortized under the effective interest rate method $202 and $346 of deferred financing costs, respectively.

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay a lender’s commitment fee of 2.75% per annum based on the unused facility amount. As required under the loan agreement, 20% of the loan amount for a total of $29,058 was held into the SDC Cash Reserve account as reflected within restricted cash line on the balance sheet.

Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS Credit Facility. As of June 30, 2023, the Company had $173,808 of its receivable collateralized as part of the 2022 HPS Credit Facility.

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

As of June 30, 2023, the Company had $136,937 outstanding including the original discount of $10,200 and was in compliance with all covenants in the 2022 HPS Credit Facility. The permitted loan balance was $138,565 based on the underlying accounts receivable balances. Amounts drawn, up to $255,000, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of June 30, 2023.

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

Future Maturities

Annual future maturities of long-term debt, excluding unamortized financing costs, are as follows as of June 30, 2023:

	2022 HPS Credit Facility	2026 Convertible Senior Notes	Total
2023 (remaining)	$—	$—	$—
2024	—	—	—
2025	136,937	—	136,937
2026	—	747,500	747,500
2027	—	—	—
Total	$136,937	$747,500	$884,437

Note 10—Noncontrolling Interests

SDC Inc. is the sole managing member of SDC Financial and consolidates the financial results of SDC Financial. Therefore, SDC Inc. reports a noncontrolling interest based on the common units of SDC Financial held by the Continuing LLC Members. Changes in SDC Inc.’s ownership interest in SDC Financial, while SDC Inc. retains its controlling interest in SDC Financial, are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when SDC Financial has positive or negative net assets, respectively. As of June 30, 2023, SDC Inc. had 133,603,162 shares of Class A common stock outstanding, which resulted in an equivalent amount of ownership of LLC Units by SDC Inc. As of June 30, 2023, SDC Inc. had a 33.2% economic ownership interest in SDC Financial.

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

SDC Inc.’s financial position, performance and cash flows effectively represent those of SDC Financial as of and for the six months ended June 30, 2023 and 2022. Prior to the IPO and Reorganization Transactions, SDC Inc. was not impacted by SDC Financial.

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

Class A Common Stock Options

Options activity was as follows during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Number of Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,387,491	$22.91	6.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(45,108)	20.01	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2023	1,342,383	$23.00	6.2	$—
Exercisable at June 30, 2023	1,342,383	$23.00	6.2	$—

The Company estimates fair value of the Options using the Black-Scholes option pricing model. There were no grants for the six months ended June 30, 2023.

Restricted Stock Units

The Company granted RSUs to certain team members that generally vest annually over two to four years or after four years from the date of grant, subject to the recipient’s continued employment or service to the Company through each vesting date.

A summary of activity related to these RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2022	27,131,831	$2.63
Granted	20,133,257	0.53
Vested	(7,795,460)	3.31
Forfeited	(4,713,785)	1.78
RSUs outstanding, June 30, 2023	34,755,843	$1.47

As of June 30, 2023, unrecognized RSUs compensation expense was $44,723. This expense is expected to be recognized

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

over a weighted average period of 2.5 years.

For the six months ended June 30, 2022, there were 26,975,166 shares of RSUs granted with a weighted-average fair value of $2.26 per share.

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

Summary of Equity-Based Compensation Expense

The Company recognized compensation expense of $5,345, $8,560, $11,975, and $13,866 for the three and six months ended June 30, 2023 and 2022, respectively. Amounts are included in general and administrative expense on the interim condensed consolidated statements of operations.

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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(53,796)	$(65,486)	$(119,523)	$(138,690)
Less: Net loss attributable to noncontrolling interests	(36,022)	(45,181)	(80,330)	(95,804)
Net loss attributable to SDC Inc. - basic	(17,774)	(20,305)	(39,193)	(42,886)
Add: Reallocation of net loss attributable to noncontrolling interests from the assumed exchange of LLC Units for Class A common stock	(36,022)	(45,181)	(80,330)	(95,804)
Net loss attributable to SDC Inc. - diluted	$(53,796)	$(65,486)	$(119,523)	$(138,690)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	132,422,182	120,818,400	131,103,171	120,507,211
Add: Dilutive effects as shown separately below
LLC Units that are exchangeable for Class A common stock	268,623,501	268,847,523	268,720,739	268,976,028
Weighted average shares of Class A common stock outstanding - diluted	401,045,683	389,665,923	399,823,910	389,483,239

Earnings (loss) per share of Class A common stock outstanding - basic	$(0.13)	$(0.17)	$(0.30)	$(0.36)
Earnings (loss) per share of Class A common stock outstanding - diluted	$(0.13)	$(0.17)	$(0.30)	$(0.36)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Due to their anti-dilutive effect, the following securities have been excluded from diluted net earnings (loss) per share in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options	1,342,383	1,403,253	1,342,383	1,403,253
Restricted Stock Units	34,755,843	28,723,554	34,755,843	28,723,554
Warrants	3,889,575	3,889,575	3,889,575	3,889,575
Shares issuable under the Notes (if converted method)(1)	41,389,822	41,389,822	41,389,822	41,389,822
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

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 14—Employee Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the three and six months ended June 30, 2023 and 2022, the Company matched 100% of employees’ salary deferral contributions up to 3% and 50% of employees’ salary deferral contributions from 3% to 5% of employees’ eligible compensation. The Company contributed $492, $719, $1,072 and $1,554 to the 401(k) plan for the three and six months ended June 30, 2023 and 2022, respectively.

Note 15—Related Party Transactions

Products and Services

The Company purchased legal services from a law firm where a partner is an immediate family member of an executive officer and director of the Company. Fees paid for services totaled $1,508, $2,263, $3,086 and $4,532 for the three and six months ended June 30, 2023 and 2022, respectively.

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

From September to December 2019, a number of purported stockholder class action complaints were filed in the U.S. District Court for the Middle District of Tennessee and in state courts in Tennessee, Michigan, and New York against the Company, members of the Company’s board of directors, certain of its current or former officers, and the underwriters of its IPO. The following complaints have been filed to date: Mancour v. SmileDirectClub, Inc., 19-1169-IV (TN Chancery Court filed 9/27/19), Vang v. SmileDirectClub, Inc., 19c2316 (TN Circuit Court filed 9/30/19), Fernandez v. SmileDirectClub, Inc., 19c2371 (TN Circuit Court filed 10/4/19), Wei Wei v. SmileDirectClub, Inc., 19-1254-III (TN Chancery Court filed 10/18/19), Andre v. SmileDirectClub, Inc., 19-cv-12883 (E.D. Mich. filed 10/2/19), Ginsberg v. SmileDirectClub, Inc., 19-cv-09794 (S.D.N.Y. filed 10/23/19), Franchi v. SmileDirectClub, Inc., 19-cv-962 (M.D. Tenn. filed 10/29/19), Nurlybayev v. SmileDirectClub, Inc., 19-177527-CB (Oakland County, MI Circuit Court filed 10/30/19), Sasso v. Katzman, et al., No. 657557/2019 (NY Supreme Court filed 12/18/19), Nurlybayev v. SmileDirectClub, Inc., No. 652603/2020 (Supreme Ct. N.Y. Cty. filed June 19, 2020). The complaints all allege, among other things, that the registration statement filed with the SEC on August 16, 2019, and accompanying amendments, and the Prospectus filed with the SEC on September 13, 2019, in connection with the Company’s initial public offering were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief, and attorneys’ fees and costs. All the actions are in the discovery stage. The Company denies any alleged wrongdoing and is vigorously defending against these actions.

In December 2019, the Fernandez, Vang, Mancour and Wei Wei actions were consolidated and re-captioned In re SmileDirectClub, Inc. Securities Litigation, 19-1169-IV (Davidson County, TN Chancery Court). Plaintiffs filed a consolidated amended complaint on December 20, 2019, and Defendants moved to stay or dismiss the action on February 10, 2020. On June 4, 2020, the court denied that motion. Defendants subsequently moved for permission to seek an interlocutory appeal of that decision. On June 22, 2020, the court granted that motion. On August 3, 2020, Defendants filed an application

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

for interlocutory appeal with the court of appeals, which was denied. On September 21, 2020, Defendants filed an application for interlocutory appeal with the Tennessee Supreme Court, which was denied. On October 2, 2020, Plaintiffs moved for class certification, which Defendants opposed on January 25, 2021. On April 28, 2021, the court ruled in favor of the Plaintiffs class certification. The Company filed its notice of appeal on May 4, 2021. That appeal was fully briefed as of October 6, 2021. All trial court proceedings are stayed during the pendency of the appeal. On March 18, 2022, the Tennessee Court of Appeals dismissed the Plaintiff's Section 12(a)(2) claims but affirmed the grant of certification. On October 24, 2022, plaintiffs in the Franchi action described below moved to intervene in this action, and their motion was denied on December 6, 2022. The case is currently in the discovery phase and the deadline for completion of fact discovery is being extended to September 30, 2023.

The Andre and Ginsberg actions were transferred to the U.S. District Court for the Middle District of Tennessee, where they were consolidated with the Franchi action. Plaintiffs filed a consolidated amended complaint on February 21, 2020, and Defendants moved to dismiss the action on March 23, 2020. That motion remains pending. While that motion was pending, the parties stipulated to allow Plaintiffs to file a further amended complaint, which Plaintiffs filed on March 31, 2021. Defendants’ motion to dismiss the new complaint was due on or before May 14, 2021. That motion was fully briefed as of July 19, 2021. On September 30, 2022, the Court denied in part and granted in part Defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on November 14, 2022. The court held an initial case management conference on December 2, 2022. The case is currently in discovery and the deadline for completion of fact discovery is being extended to September 30, 2023.

In the Sasso action, Plaintiff agreed to stay the action pending resolution of any motions to dismiss in any of the related actions. The Court so-ordered the parties’ stipulation to that effect on January 22, 2020. On November 4, 2022, and again on February 2, 2023, the parties agreed to extend the stay and provided an update to the Court on May 3, 2023.

In September 2019, a putative class action on behalf of a consumer and three orthodontists was brought against the Company in the U.S. District Court for the Middle District of Tennessee, Ciccio, et al. v. SmileDirectClub, LLC, et al., Case No. 3:19-cv-00845 (M.D. Tenn.). The Plaintiffs assert claims for breach of warranty, false advertising under the Lanham Act, common law fraud, and various state consumer protection statutes relating to the Company’s advertising. Following a proactive voluntary dismissal by the majority of consumer plaintiffs, one consumer has since sought to rejoin the Middle District of Tennessee litigation or, in the alternative, to intervene, which the Court granted. That ruling has been appealed, and the Court stayed the consumer claims pending the appeal. On June 25, 2021, the appellate court reversed the district court and remanded with instructions to order the intervening plaintiff to mandatory binding arbitration. On September 20, 2022, the administrative AAA arbitrator confirmed that the consumer claims are subject to binding arbitration on an individual basis. All remaining consumer claims remain stayed. On October 13, 2021, the Court entered an Amended Scheduling Order, effectively staying merits discovery on the provider plaintiff claims, and setting deadlines of March 30, 2022, to complete class certification fact discovery and September 2, 2022, to complete briefing on motions regarding class certification. Class certification fact discovery was substantially completed on March 30, 2022 with the briefing on class certification and related motions to be completed by September 1, 2023. No hearing date on the class certification and related motions or trial date has been scheduled. The Company denies any alleged wrongdoing and intends to defend against this action vigorously.

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

On November 22, 2021, the Georgia Board filed a motion to dismiss in the Northern District of Georgia. On January 6, 2022, a hearing was held on the motion to dismiss. On July 15, 2022, the Court granted the Georgia Board’s motion to dismiss without prejudice, allowing the Company to reassert its claims. Briefing on the Company’s motion for leave to file its amended Complaint is now complete and oral arguments occurred on November 15, 2022. On March 31, 2023, the Court granted in part and denied in part the Company’s motion for leave to file its amended Complaint. The matter is now in the discovery phase. The California matter was amended, and an order of dismissal was entered on July 7, 2020. The Company filed notice of appeal on July 17, 2020, and the FTC and DOJ filed a joint Amicus Brief in support of the Company. Oral argument was held on July 26, 2021, with the FTC and DOJ arguing in support of the Company at oral argument as well. On March 17, 2022, the 9th Circuit issued its ruling reversing in part and affirming in part the District Court’s decision. On April 21, 2022, the 9th Circuit issued an amended opinion adding a footnote indicating that no petitions for panel rehearing or rehearing en banc will be entertained. The parties have settled that matter and the Company has dismissed the action.

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

On August 27, 2020, Align Technology, Inc. (“Align”) filed an arbitration demand against SDC alleging that SDC breached the Amended and Restated Supply Agreement (the “Align Agreement”) between the parties and SDC, subsequently, filed counterclaims against Align alleging breaches by Align under the Align Agreement. The arbitration proceeded in two phases to address the parties’ claims. The hearing on the initial phase addressing Align’s claims and one of SDC’s counterclaims occurred in July 2022 and the second phase of the arbitration addressing the balance of SDC’s counter claims hearing occurred in February 2023. On October 27, 2022, the arbitrator issued an interim award against SDC on certain of Align’s claims, specifically stating that it was not final award, and that final award would be issued after the second phase of the arbitration and subsequent proceedings on attorneys’ fees, interest, and costs. The second phase of the arbitration addressing the Company’s counter claim, was held from February 21st through the 23rd, 2023. On May 18, 2023 the arbitrator issued his Final Award, awarding Align $63,000 in damages. Align has filed a Petition to Confirm the Final Award, which petition must be granted in order for the judgement to be enforceable. The Company has filed its opposition to the Petition to Confirm. The Company has also filed a Petition to Vacate the Award based on the undue means by which the Final Award was obtained and the arbitrator exceeding his authority. Briefing concluded on July 24, 2023 and a hearing occurred on August 3, 2023. During the hearing the Court indicated that it may want additional argument before rendering any ruling. On August 7, 2023, the Company filed an ex parte motion with the Court in response to questions raised during the August 3, 2023 hearing. It is reasonably possible that this matter may be decided unfavorably to the Company and would have a material impact on the consolidated financial statements.

On December 5, 2022, the District of Columbia filed a complaint against the Company in the Superior Court of the District of Columbia alleging certain violations of the District of Columbia Consumer Protection Procedures Act. The Company and the District of Columbia settled the matter on June 22, 2023 through the entry of a Consent Order.

On January 3, 2023, Align filed a complaint against the Company and certain of its officers and founders in the United States District Court for the Northern District of California, Align Technology v. SmileDirectClub, LLC et al., Case No. 3:23-cv-00023 (N.D. Calif), purporting to set forth claims for alleged false advertising in violation of the Lanham Act, 15 U.S.C. §

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

1125(A); Racketeer & Corrupt Organizations Act, 18 U.S.C. § 1964(c); California Business & Prof. Code, §§ 17200, 17500, et seq.; and Arizona Anti-Racketeering Statute, A.R.S. § 13-2314. The Company denies the allegations and has filed motions to dismiss the claims. Briefing on the motions to dismiss have been completed and oral argument was heard on May 4, 2023. No ruling has been issued by the Court. The Company denies the allegations and intends to vigorously defend its position in this litigation.

Tax Receivable Agreement

As described in Note 8, the Company is a party to the Tax Receivable Agreement pursuant to which SDC Inc. is contractually committed to pay the Continuing LLC Members 85% of the amount of any tax benefits that SDC Inc. actually realizes, or in some cases is deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement (“TRA”) until the tax benefits associated with the transactions that gave rise to the payments are realized. TRA Payments are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it will not be required to make the related TRA Payments. For the three and six months ended June 30, 2023 and 2022, the Company recognized no liabilities relating to its obligations under the Tax Receivable Agreement, after concluding that it was not probable that the Company would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company recognized the related liability, as the Company concluded that it would not have sufficient future taxable income to utilize all of the related tax benefits.

Other Tax Matters

We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we charge and remit Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where input VAT exceeds output VAT and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We have received a challenge from a non-U.S. taxing authority for VAT related to certain sales made and services provided by certain of the Company’s subsidiaries. The Company believes these transactions are exempt from VAT and has filed legal actions challenging the taxing authority’s application of VAT to them. Discussions on these matters are ongoing. The Company believes its interpretation of these VAT rules is appropriate, and that it will be successful in its challenge against the taxing authority’s assessments. Accordingly, the Company does not believe it is probable that it will incur a loss related to these matters. However, the interpretation and application of these VAT rules is an unsettled issue, and the resolution of tax and regulatory matters is unpredictable. If it is determined in these proceedings that VAT applies to some or all of these various transactions, the Company could incur a charge that ranges between zero and $40,400 for these matters, including any interest and penalties associated with these matters and the amount, if any, of VAT the Company might subsequently recover related to its input costs.

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

Note 17—Segment Reporting

The Company provides aligner products. The Company’s chief operating decision maker (“CODM”) views the operations and manages the business primarily on a consolidated basis, however, the CODM regularly evaluates, monitors, and makes operational decisions based on the results of operations segmented between North America (defined as the U.S. and Canada) and Rest of World. For the three and six months ended June 30, 2023, approximately 82.7% of the Company’s revenues were generated by sales within North America, and substantially all of its net property, plant and equipment was within North America. Below are the tabular results of operations summarized at the revenue and operating loss level for North America and the Rest of World for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	North America	Rest of World	Total
Revenue	$84,001	$17,797	$101,798

Net loss before provision for income tax expense (benefit)	$(41,634)	$(11,670)	$(53,304)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$13,011	$2,507	$15,518
Interest expense	8,508	19	8,527
Lease abandonment and impairment of long-lived assets	4,811	—	4,811
Restructuring and other related costs	3,323	386	3,709
Equity-based compensation	4,823	522	5,345
Other non-operating general and administrative losses	1,404	409	1,813
Adjusted EBITDA	$(5,754)	$(7,827)	$(13,581)

SmileDirectClub, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(in thousands, except share/unit data and per share/unit amounts)

	Six Months Ended June 30, 2023
	North America	Rest of World	Total
Revenue	$183,312	$38,263	$221,575

Net loss before provision for income tax expense (benefit)	$(89,840)	$(28,870)	$(118,710)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$26,494	$4,897	$31,391
Interest expense	16,195	41	16,236
Lease abandonment and impairment of long-lived assets	5,758	—	5,758
Restructuring and other related costs	9,157	2,306	11,463
Equity-based compensation	10,502	1,473	11,975
Other non-operating general and administrative losses	1,500	335	1,835
Adjusted EBITDA	$(20,234)	$(19,818)	$(40,052)

	Three Months Ended June 30, 2022
	North America	Rest of World	Total
Revenue	$107,019	$18,777	$125,796

Net loss before provision for income tax expense (benefit)	$(49,032)	$(16,198)	$(65,230)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$16,797	$2,783	$19,580
Interest expense	4,442	12	4,454
Restructuring and other related costs	2,814	354	3,168
Equity-based compensation	7,419	1,141	8,560
Other non-operating general and administrative losses	4,373	1,933	6,306
Adjusted EBITDA	$(13,187)	$(9,975)	$(23,162)

	Six Months Ended June 30, 2022
	North America	Rest of World	Total
Revenue	$236,049	$41,393	$277,442

Net loss before provision for income tax expense (benefit)	$(103,061)	$(36,836)	$(139,897)

Reconciliation of net loss before provision for income tax expense (benefit) to Adjusted EBITDA
Depreciation and amortization	$32,351	$6,145	$38,496
Interest expense	5,976	34	6,010
Lease abandonment and impairment of long-lived assets	—	1,232	1,232
Restructuring and other related costs	11,324	3,376	14,700
Equity-based compensation	11,956	1,910	13,866
Other non-operating general and administrative losses	5,242	2,748	7,990
Adjusted EBITDA	$(36,212)	$(21,391)	$(57,603)

Note 18—Subsequent Events

On August 4, 2023, SmileDirectClub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) providing the Company with a $10,000 line of credit (the “Line of Credit”) from Cluster Holdco LLC (the “Lender”), a Delaware limited liability company, that is beneficially owned by David B. Katzman, Chairman of the Board of Directors and Chief Executive Officer of the Company.

SmileDirectClub, LLC issued the Lender a secured promissory note in the principal amount of $10,000 to evidence the amounts loaned by the Lender under the Line of Credit. Loans drawn under the Line of Credit bear interest at an adjusted Secured Overnight Financing Rate (or a subsequent replacement rate). SmileDirectClub, LLC may, at its option, prepay any borrowings under the Line of Credit, in whole or in part, at any time prior to maturity, without premium or penalty. SmileDirectClub, LLC may use the proceeds from the Line of Credit for working capital and other general corporate purposes until the facility matures on July 31, 2024. The Credit Agreement is guaranteed by SmileDirectClub, Inc. and certain of its subsidiaries (the “Guarantors”) and is secured by certain assets of the Company and the Guarantors.

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

See “Cautionary Statement Regarding Forward-Looking Statements.”

We are an oral care company and the creator of the first MedTech platform for teeth straightening. Through our cutting-edge telehealth technology and vertically integrated model, we are revolutionizing the oral care industry, from our AI-powered orthodontic treatment planning technology to our made in the U.S.A. clear aligners and our affordable, premium oral care product line. Our mission is to democratize access to a smile each and every person loves by making it affordable and convenient for everyone. We are headquartered in Nashville, Tennessee and operate in the U.S., Costa Rica, Puerto Rico, Canada, Australia, United Kingdom, and Ireland.

Key Business Metrics

We review the following key business metrics to evaluate our business performance:

Unique aligner order shipments

For the three months ended June 30, 2023 and 2022, we shipped 46,774 and 62,705 unique aligner orders, respectively. Each unique aligner order shipment represents a single contracted customer.

Average aligner gross sales price

We define average gross sales price (‘‘ASP”) as gross revenue, before implicit price concession and other variable considerations and exclusive of sales tax, from aligner orders shipped divided by the number of unique aligner orders shipped. We believe ASP is an indicator of the value we provide to our members and our ability to maintain our pricing. Our ASP for the three months ended June 30, 2023 and 2022 was $1,976 and $1,917, respectively. Our ASP is less than our standard $2,050 price as a result of discounts offered to select customers.

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

Launch of new initiatives during 2023

On November 18, 2022, we announced the launch of our AI-powered 3D mobile imaging product, the SmileMaker Platform, in Australia that is an industry first in leveraging AI to allow consumers to take a 3D image of their teeth using their mobile device. The platform was introduced to the U.S. market in June of 2023 with the full rollout to all of the markets we operate in by the end of the year. This innovation not only introduces further-technology powered intelligence to our proprietary teledentistry and treatment planning platform, but may also increase our marketing efficiency, customer conversion and decrease the path to purchase time by giving users an instant and initial view of their potential treatment plan and length of treatment.

During the first quarter of 2023, we introduced the SmileDirectClub CarePlus initiative (“SDC Care+”) which features a hybrid in-person or remote treatment approach and elevated service offering designed to appeal to those who want the assurance of beginning treatment at a dentist office with the added convenience of a teledentistry option. SDC Care+ will be priced at $3,900 or less than $115 per month with SmilePay, and includes two years of complementary retainers, a dedicated concierge team including licensed dental assistants and hygienists and remote or in-person check-ins with a Partner Network dentist. The program is now available at all SmileShops and select Partner Network locations across the U.S.

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

Efficient acquisition of new customers

•Visits to our website: During the second quarter of 2023, we averaged approximately 3 million unique visitors to our website each month, and we expect to continue to invest in sales and marketing to spread awareness and increase the number of individuals visiting our website

•Conversions from visits to aligner orders: From our website or our app, individuals can either sign up for a SmileShop appointment, order a doctor prescribed impression kit or book an appointment at an affiliated dentist or orthodontist office, which we refer to as our “Partner Network,” to evaluate and ultimately purchase our clear aligner treatment. We expect to continue to invest heavily in our proprietary technology platform, operations, and other processes to improve customer experience from website visit through SmileShop and Partner Network appointment booking, appointment attendance, and aligners ordered; and a similar process for our impression kits.

•Referrals: During the second quarter of 2023, we remained strong on our member experience with referrals reaching 20% of all orders. We expect to continue to invest in our member journey to improve our member experience and increase our customer referrals.

•Downloading our App: During the fourth quarter of 2022, we launched our AI-powered 3D mobile imaging product, the SmileMaker Platform, in Australia that is an industry first in leveraging AI to allow consumers to take a 3D image of their teeth using their mobile device. The platform was introduced to the U.S. market in June of 2023 with the full rollout to all of the markets we operate in by the end of the year. This innovation not only introduces further-technology powered intelligence to our proprietary teledentistry and treatment planning platform, but may also increase marketing efficiency, customer conversion and decrease the path to purchase time by giving users an instant and initial view of their potential treatment plan and length of treatment.

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

Investments in transformative innovation

We intend to continue investing in our business to support future growth by focusing on strategies that best address our large market opportunity, both domestically and internationally, and focus on cost discipline across the business. These investments include technological advancements that allow us to serve more customers, improve the customer experience and create efficiencies across our organization. Our key growth initiatives include enhancing our existing product platform; including to improve conversion rate; introducing new products to further differentiate our offerings; expanding our customer acquisition channels; expanding our reach through the professional channel; and expanding our market share with more traditional, higher income customers of clear aligner therapy. Additionally, we are focused on continued advancement in automating and streamlining our manufacturing and treatment planning operations to allow us to stay ahead of consumer demand; continued discipline around marketing and selling investments, including a focus on pushing more demand through our growing footprint of SmileShop network and Partner Network, comprised of affiliated dentist offices, and leveraging our referrals, aided awareness, and customer acquisition strategies. We also intend to continue to develop a suite of ancillary products for our members’ oral care needs, lengthening our relationship with our members and enhancing our recurring revenue base. As part of these key investment initiatives, we will also continue to explore collaborations with retailers and other third-party partnerships as a component of our strategy.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations Data:
Total revenues	$101,798	$125,796	$221,575	$277,442
Cost of revenues	28,884	34,075	61,776	77,141
Gross profit	72,914	91,721	159,799	200,301
Marketing and selling expenses	49,646	71,191	121,847	167,902
General and administrative expenses	59,748	72,320	124,912	143,113
Lease abandonment and impairment of long-lived assets	4,811	—	5,758	1,232
Restructuring and other related costs	3,709	3,168	11,463	14,700
Loss from operations	(45,000)	(54,958)	(104,181)	(126,646)
Total interest expense	8,527	4,454	16,236	6,010
Other expense (income)	(223)	5,818	(1,707)	7,241
Net loss before provision for income tax expense (benefit)	(53,304)	(65,230)	(118,710)	(139,897)
Provision for income tax expense (benefit)	492	256	813	(1,207)
Net loss	(53,796)	(65,486)	(119,523)	(138,690)
Net loss attributable to non-controlling interest	(36,022)	(45,181)	(80,330)	(95,804)
Net loss attributable to SDC Inc.	$(17,774)	$(20,305)	$(39,193)	$(42,886)
Other Data:
Adjusted EBITDA	$(13,581)	$(23,162)	$(40,052)	$(57,603)

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(53,796)	$(65,486)	$(119,523)	$(138,690)
Depreciation and amortization	15,518	19,580	31,391	38,496
Total interest expense	8,527	4,454	16,236	6,010
Income tax expense (benefit)	492	256	813	(1,207)
Lease abandonment and impairment of long-lived assets	4,811	—	5,758	1,232
Restructuring and other related costs	3,709	3,168	11,463	14,700
Equity-based compensation	5,345	8,560	11,975	13,866
Other non-operating general and administrative losses	1,813	6,306	1,835	7,990
Adjusted EBITDA	$(13,581)	$(23,162)	$(40,052)	$(57,603)

Comparison of the three and six months ended June 30, 2023 and 2022

Revenues

Revenues decreased $24.0 million, or 19.1%, to $101.8 million in the three months ended June 30, 2023 from $125.8 million in the three months ended June 30, 2022. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

Revenues decreased $55.9 million, or 20.1%, to $221.6 million in the six months ended June 30, 2023 from $277.4 million in the six months ended June 30, 2022. The decrease in revenues was primarily driven by decreased aligner shipments compared to the prior year period as a result of the negative macroeconomic factors impacting our core demographic, including lower discretionary spending and a challenging economic environment impacted by increased inflation.

For the three months ended June 30, 2023 and 2022, revenues for the U.S. and Canada were approximately $84 million and $107 million, or 82.5% and 85.1% of total revenues, respectively, and revenues for the rest of world were approximately $17.8 million and $18.8 million, or 17.5% and 14.9%, respectively.

For the six months ended June 30, 2023 and 2022, revenues for the U.S. and Canada were approximately $183.3 million and $236.0 million, or 82.7% and 85.1% of total revenues, respectively, and revenues for the rest of world were approximately $38.3 million and $41.4 million, or 17.3% and 14.9%, respectively.

Cost of revenues

Cost of revenues decreased $5.2 million, or 15.2%, to $28.9 million in the three months ended June 30, 2023 from $34.1 million in the three months ended June 30, 2022. Cost of revenues increased as a percentage of revenues from 27.1% in the three months ended June 30, 2022 to 28.4% in the three months ended June 30, 2023. The increase in cost of revenues as a percentage of revenue is primarily due to the deleveraging of fixed costs in our manufacturing process as a result of the lower aligner sales for the current quarter when compared to the prior year. The decrease in overall costs of revenues in the current year period as compared to the prior year period is primarily due to producing a lower number of aligners in the current year period.

Gross margin decreased to 71.6% in the three months ended June 30, 2023 from 72.9% in the three months ended June 30, 2022, primarily as a result of the factors described above.

Cost of revenues decreased $15.4 million, or 19.9%, to $61.8 million in the six months ended June 30, 2023 from $77.1 million in the six months ended June 30, 2022, primarily as a result of the factors described above. Gross margin decreased slightly to 72.1% in the six months ended June 30, 2023 from 72.2% in the six months ended June 30,2022.

Marketing and selling expenses

Marketing and selling expenses decreased $21.5 million to $49.6 million or 48.8% of revenue in the three months ended June 30, 2023 compared to $71.2 million or 56.6% of revenue in the three months ended June 30, 2022. The decrease in marketing and selling expense in both dollars and as a percentage of revenue was primarily due to higher marketing efficiencies and cost control measures put in place at the beginning of the year.

Marketing and selling expenses as a percentage of revenues decreased to 55.0% in the six months ended June 30, 2023 from 60.5% in the six months ended June 30, 2022. Total marketing and selling expenses decreased by $46.1 million, to $121.8 million in the six months ended June 30, 2023 from $167.9 million in the six months ended June 30, 2022. The decrease in marketing and selling expenses as a percentage of sales and in total dollars was primarily due to the factors described above.

General and administrative expenses

General and administrative expenses decreased $12.6 million, or 17.4%, to $59.7 million in the three months ended June 30, 2023 from $72.3 million in the three months ended June 30, 2022. The decrease was primarily due to lower personnel and administrative costs, including stock-based compensation costs, as a result of cost control measures and restructuring activities put in place at the beginning of the year. Depreciation and amortization costs have also decreased due to lower capital spend as we have continued our focus on investing in projects with the nearest term profitability impact.

As a percent of revenue, general and administrative expenses increased from 57.5% in the three months ended June 30, 2022 to 58.7% in the three months ended June 30, 2023, primarily due to the deleveraging of fixed costs associated with the decrease in revenue.

General and administrative expenses decreased $18.2 million, or 12.7%, to $124.9 million in the six months ended June 30, 2023 from $143.1 million in the six months ended June 30, 2022 due to the reasons discussed above.

Lease abandonment, impairment of long-lived assets and restructuring and other related costs

Lease abandonment, impairment of long-lived assets and other related charges were $8.5 million and $17.2 million in the three and six months ended June 30, 2023, respectively, compared to $3.2 million and $15.9 million in the three and six months ended June 30, 2022, respectively. The charges in the current year are primarily associated with the strategic actions and realignment of our operating programs and global workforce to further hone our focus on core business and technology enabled innovation portfolio and introduce additional cost savings to the Company’s operating plan in order to enable growth and sustainable positive cash flow. The cost associated with the strategic actions explained above that the Company undertook in January 2023, include lease abandonment and impairment of long-lived assets of $4.8 million and $5.8 million in the three and six months ended June 30, 2023, respectively. and restructuring and other related costs of $3.7 million and $11.5 million in the three and six months ended June 30, 2023, respectively, primarily made up of employee costs, including severance, costs associated with suspending operations in certain international countries and costs associated with the organizational changes.

In the six months ended June 30, 2022, lease abandonment and impairment of long-lived asset costs were $1.2 million and restructuring and other related costs for the three and six months ended June 30, 2022, were $3.2 million and $14.7 million, respectively, which include lease buyouts, regional operating center and SmileShop closure costs and employee related costs, including severance and retention payments associated with the organizational changes.

Interest expense

Interest expense increased $4.1 million, to $8.5 million in the three months ended June 30, 2023 from $4.5 million in the three months ended June 30, 2022, primarily as a result of increased borrowings on our 2022 HPS Credit Facility.

Interest expense increased $10.2 million, to $16.2 million in the six months ended June 30, 2023 from $6.0 million in the six months ended June 30, 2022, primarily as a result of increased borrowings on our 2022 HPS Credit Facility.

Other expense (income)

Other expense (income) was an income of $0.2 million in the three months ended June 30, 2023 compared to expense of $5.8 million in the three months ended June 30, 2022, primarily as a result of the impact of unrealized foreign currency translation adjustments on intercompany loan balances denominated in a foreign currency.

Other expense (income) was an income of $1.8 million in the six months ended June 30, 2023 compared to expense of $7.1 million in the six months ended June 30, 2022, primarily as a result of the impact of unrealized foreign currency translation adjustments on intercompany loan balances denominated in a foreign currency.

Provision for income tax expense (benefit)

Our provision for income tax expense was $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

Our provision for income tax expense was $0.8 million for the six months ended June 30, 2023 and our income tax benefit was $1.2 million for the six months ended June 30, 2022. The change in expense in the current year compared to the prior year is primarily associated with return to provision adjustments recorded in the first quarter of 2022.

Adjusted EBITDA

For the three months ended June 30, 2023, Adjusted EBITDA was negative $13.6 million compared to negative $23.2 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted EBITDA was negative $40.1 million compared to negative $57.6 million for the six months ended June 30, 2022. The improvement in Adjusted EBITDA was primarily due to an increase in marketing and selling efficiency and cost control initiatives put in place since the first quarter of fiscal 2022. These initiatives have helped offset the decrease in aligner revenue as a result of the effects of the macroeconomic factors discussed previously.

For the three months ended June 30, 2023, Adjusted EBITDA for the U.S. and Canada combined was a negative $5.8 million, and Adjusted EBITDA for the rest of world for the three months ended June 30, 2023 was negative $7.8 million. For the six months ended June 30, 2023, Adjusted EBITDA for the U.S. and Canada combined was a negative $20.2 million, and Adjusted EBITDA for the rest of world for the six months ended June 30, 2023 was negative $19.8 million.

Liquidity and Capital Resources

As of June 30, 2023, SDC Inc. had cash on hand of $58.0 million including $29.1 million in restricted cash, an accumulated deficit of $420.9 million and had working capital of $100.8 million. Our operations have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our debt instruments.

Our short-term liquidity needs primarily include working capital, innovation, and research and development. We believe that our current liquidity, including net proceeds received in connection with the current and future financing transactions, will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next 12 months. On August 4, 2023, SmileDirectClub, LLC, a Tennessee limited liability company and wholly-owned subsidiary of the Company, entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) providing the Company with a $10.0 million line of credit (the “Line of Credit”) from Cluster Holdco LLC (the “Lender”), a Delaware limited liability company, that is beneficially owned by David B. Katzman, Chairman of the Board of Directors and Chief Executive Officer of the Company. The proceeds from this credit agreement (“Founder Capital”) will be used for general corporate purposes. The Founder Capital and potential future credit availability is intended to meet short-term liquidity needs as the Company works to restructure its balance sheet. We are also pursuing several financing alternatives, including potentially from our existing shareholders, to realize the benefits of our ongoing business initiatives and further support our liquidity needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, market acceptance of our clear aligners, the results of research and development and other business initiatives, the timing of new product introductions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing including Founder Capital. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In February 2021, we issued approximately $650.0 million aggregate principal amount of convertible senior Notes in a private placement offering. We also issued an additional $97.5 million aggregate principal amount of the Notes to the initial purchasers under an option granted to the initial purchasers. The proceeds of this offering were used by us to enter into privately negotiated capped call transactions with certain of the initial purchasers, which are expected to reduce dilution to the Class A common stock upon any conversion of the Notes, and we used a portion of the remainder of the net proceeds to repay amounts owed under the HPS Credit Facility. In connection with the issuance of the Notes, SmileDirectClub, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with SDC Financial, LLC, whereby SmileDirectClub, Inc. provided the net proceeds from the issuance of the Notes to SDC Financial, LLC. The terms of the Intercompany Convertible Note mirror the terms of the Notes issued by SmileDirectClub, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the SDC Financial LLC Agreement. On April 27, 2022, SPV, a wholly-owned special purpose subsidiary of the Company, entered into a Loan Agreement (“the 2022 HPS Credit Facility”) by and among

SPV, as borrower, SmileDirectClub, LLC, as the seller and servicer, the lenders from time to time party thereto, and HPS Investment Partners, LLC, as administrative agent and collateral agent, providing a 42-month secured delayed-draw term loan facility to SPV in an aggregate maximum principal amount of up to $255 million. As of June 30, 2023, the outstanding balance on the 2022 HPS Credit Facility was $136.9 million. The permitted loan balance was $138.6 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of June 30, 2023.

On November 7, 2022, we entered into a distribution agreement with UBS Securities LLC, with respect to an at -the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Class A common stock having an aggregate offering price of up to $100.0 million. The shares to be sold, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267370), which was filed with the Securities and Exchange Commission on September 9, 2022, and which was declared effective on October 4, 2022. As of June 30, 2023, the Company sold $2.8 million of Class A common stock pursuant to the distribution agreement and has $97.2 million available.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(50,418)	$(79,104)
Net cash used in investing activities	(18,285)	(32,872)
Net cash provided by financing activities	8,391	45,328
Effect of exchange rates change on cash flow activities	(94)	52
Decrease in cash and restricted cash	(60,406)	(66,596)
Cash and restricted cash at beginning of period	118,398	224,860
Cash and restricted cash at end of period	$57,992	$158,264

Comparison of the six months ended June 30, 2023 and 2022

As of June 30, 2023, we had $58.0 million in cash and restricted cash, a decrease of $100.3 million compared to $158.3 million as of June 30, 2022.

Cash used in operating activities decreased to $50.4 million during the six months ended June 30, 2023 compared to $79.1 million in the six months ended June 30, 2022, or a decrease of $28.7 million, primarily due to the improvement in net loss during the period when adjusted for non-cash items, and an improvement in working capital usage, primarily accounts payable due to the timing of payments during the current year period when compared to the prior year.

Cash used in investing activities decreased to $18.3 million during the six months ended June 30, 2023, compared to $32.9 million in the six months ended June 30, 2022. The decrease in cash used in investing was primarily due to cost reduction activities including a more focused investment portfolio on near-term profit projects. Cash used in investing activities primarily consists of purchases of manufacturing automation equipment and investments in technology equipment and software.

Cash provided by financing activities was $8.4 million during the six months ended June 30, 2023, compared to cash provided by financing activities of $45.3 million in the six months ended June 30, 2022. Cash provided by financing activities during the six months ended June 30, 2023 and June 30, 2022 primarily consists of net borrowings under our long-term debt facility.

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

Outstanding loans under the 2022 HPS Credit Facility bear interest at a variable rate equal to (i) subject to a 1.00% per annum floor, three-month LIBOR plus 10.75% per annum, of which interest accrued at up to 3.75% per annum may be payable in kind, or (ii) subject to a 2.00% per annum floor, an interest rate equal to the greater of (a) the prime rate in effect from time to time and (b) the federal funds rate in effect from time to time plus 0.5%, plus in each case 9.75% per annum, of which, in each of the foregoing cases, interest accrued at up to 3.75% per annum may be payable in kind. In addition to paying interest on the outstanding principal balance, the Company is required to pay lender’s commitment fee of 2.75% per annum based on the unused facility amount. Subject to certain exceptions, the 2022 HPS Credit Facility is secured by first-priority security interests in SPV’s assets, which consist of certain receivables, cash, intellectual property and related assets. SPV’s obligations under the 2022 HPS Credit Facility are guaranteed on a limited basis by SmileDirectClub, LLC and SDC Financial LLC (collectively, the “Guarantors”). The Guarantors guarantee (i) on a full recourse basis, up to 10% of SPV’s outstanding obligations under the 2022 HPS Credit Facility plus enforcement costs, and (ii) certain losses incurred by the lenders as a result of fraud, misrepresentation, legal and regulation violations and certain other actions and omissions by SPV and/or certain of its affiliates. The Guarantors do not pledge their assets to secure any obligations of SPV under the 2022 HPS

Credit Facility. As of June 30, 2023, the outstanding balance on the 2022 HPS Credit Facility was $136.9 million. The permitted loan balance was $138.6 million based on the underlying accounts receivable balances. Amounts drawn, up to $255 million, but in excess of the permitted loan balance are required to be kept in the SDC U.S. SmilePay SPV and are restricted. The Company was in compliance with all covenants related to the 2022 HPS Credit Facility as of June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the quarter ended June 30, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2023. However, the risks and uncertainties we face are not limited to those described in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

On August 7, 2023, the Compensation Committee of the Company’s Board of Directors approved a broad-based supplemental incentive program intended to help align and drive the Company toward the successful execution of its SmileMaker Platform and CarePlus offering. Under the program, all bonus-eligible employees hired on or before April 1, 2023 may earn up to 50% of their respective annual bonus targets for 2023 if certain revenue goals are achieved during 2023 and the employees remain employed until the payment date. The Company’s Chief Executive Officer is not eligible for the program but, as bonus-eligible employees, all of the Company’s other named executive officers are eligible.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39037	3.1	11/8/2022
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39037	3.1	6/1/2023
10.1	Revolving Credit and Security Agreement, dated August 4, 2023, between SmileDirectClub, LLC, each of the guarantors from time to time party thereto and Cluster Holdco LLC.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMILEDIRECTCLUB, INC.
(Registrant)

August 8, 2023	/s/ David Katzman
Date	David Katzman
Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2023	/s/ Troy Crawford
Date	Troy Crawford
Chief Financial Officer
(Principal Financial and Accounting Officer)